Form 10-Q
period 2009-08-31
Montreal Services Co
filed 2009-11-19
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-160128

MONTREAL SERVICES COMPANY
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

941 de Calais Street
Mont St-Hilaire, Quebec
Canada  J3H 4T7
(Address of principal executive offices, including zip code.)

(514) 295-9943
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     [   ]                                              Accelerated Filer                      [   ]
Non-accelerated Filer         [   ]                                              Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of August 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

MONTREAL SERVICES COMPANY
BALANCE SHEET

	August 31,	May 31,
	2009	2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	100	100

TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	15,312	15,050
Accrued expenses and sundry current liabilities (note 4)	2,170	294

TOTAL CURRENT LIABILITIES	$17,482	15,344

STOCKHOLDERS' DEFICIENCY
Common stock	$50	50
Additional paid in capital	-
Offering costs	(16,500)	(15,000)
Accumulated Deficit	(932)	(294)

TOTAL STOCKHOLDERS' DEFICIENCY	$(17,382)	(15,244)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	100

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF STOCKHOLDERS DEFICIENCY
From May 6, 2009, (Inception) through August 31, 2009 (unaudited)

Stockholders Deficiency
Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total
Period of Inception (May 6,2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs					(15,000)	(15,000)
Net Loss		-	-	(294)		(294)
May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)
Offering costs					(1,500)	(1,500)
Net Loss		-	-	(638)		(638)
August 31,2009	5,000,000	$50	$-	$(932)	$(16,500)	$(17,382)

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF OPERATIONS

Three months ended August 31, 2009 and Period from May 6, 2009, (Inception) through August 31, 2009 (unaudited)

	Three months	Inception
	Ended August 31, 2009	through August 31, 2009

SALES	$-

COSTS AND EXPENSES: Cost of sales	-
Selling, general and administrative	262	556
	-
Interests Note payable-stockholders	376	376

TOTAL COSTS AND EXPENSES	638	932

NET (LOSS)	$(638)	(932)

Net (Loss) Per Share	$(0.00)	N/A

Average weighted Number of Shares	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2009 and Period from May 6, 2009, (Inception) through August 31, 2009 (unaudited)

	Three months Ended August 31, 2009	Inception through August 31, 2009
Net (loss)	$(638)	$(932)

Changes in operating assets and liabilities:

Accrued expenses and sundry current liabilities	1,876	2,170

Net cash used by operating activities	$1,238	$1,238

Financing activities

Common stock	-	50
Offering costs	(1,500)	(16,500)
Proceeds of loans payable shareholder	262	15,312

Net cash provide by financing activities	$(1,238)	$(1,138)

(Decrease) increase in cash	-	-

Cash- beginning of period	100	100

Cash - end of period	$100	$100

Supplemental Disclosure of Cash Flow information
Non cash items:

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
NOTES TO FINANCIAL STATEMENTS
NOTE 1-NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009.  The Company’s specific goal is to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations.  The Company intends to contact employment agencies and large corporations and advise them that we are a placement service for candidates.  The Company’s candidates will be limited to individuals with expertise in accounting.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

INCOME TAXES

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

ORGANIZATIONAL

Organizational costs, which relate to the Company start-up organization, are expensed as incurred. Such costs are included in selling, general and administrative expenses.

OFFERING COSTS

Offering costs, which relate to the Company Registration Statement on form S-1, are taken directly as a reduction of shareholders equity as incurred.

NOTE 3--GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $638 for the three month ended August 31, 2009. The Company has negative working capital of $17,382 at August 31, 2009 and a stockholders deficiency of $17,382 at August 31, 2009.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

The Company's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at August 31:

	2009	May 2009
Accrued interest	$376	$-
Accrued operating expenses	1,794	294
	$2,170	$294

NOTE 5--PAYABLE – STOCKHOLDERS’

For the three month period ended August 31, 009, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $262. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At August 31, 2009, the loans amounted to $15,312. These loans carry an interest of 10% and are payable on demand.

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.0001) of which 5,000,000 were issued and outstanding at of August 31, 2009.

NOTE 7 -INCOME TAXES

As of August 31, 2009 the company had net operating loss carry forwards of approximately $932. These net operating losses are being utilized against the reported income for the three month period ended August 31, 2009. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at August 31, 2009 are as follows:

2009
Deferred tax asset	$932
Valuation allowance	(932)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 8 -RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $262. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. These loans carry an interest of 10% and are payable on demand.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2008, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, interest payable and loans due to shareholders approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008. The adoption did not have a material impact on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above).  Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price.  Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial position. However, the adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of  historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

NOTE 10 – LITIGATION

As of the filling of the present Quarterly report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

We plan to place qualified Canadian citizens with Canadian corporations.   We plan to place Canadian citizens in accounting positions with Canadian accounting firms and corporations located in the Province of Quebec. Our management has no expertise in providing any such services.  Initial, Michel St-Pierre, our sole officer and director, will be responsible for all of our operations. Later, if we have funds to do so, we will hire other individuals who have employment agency experience to conduct interviews and assist with placements.  Since the placements will be made with accounting firms and corporations seeking accountants, we believe that Mr. St-Pierre’s lack of employment agency experience will have a nominal affect on our operations since he is a qualified Chartered Accountant with a business background with knowledge of industry needs when it comes to hiring an accountant.  Until we hire additional personnel, Mr. St-Pierre will be responsible for all of our business operations.

Results of Operations

For the Three Month Period ended August 31, 2009

Overview

We posted net losses of $638 for the three month period ended August 31, 2009.

In November, 2009 Montreal Services Company placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

Sales

For the three month period ended August 31, 2009 we had no gross revenues.

Total Cost and Expenses

For the three month period ended August 31, 2009, we incurred total costs and expenses of $638.

  Selling, General and Administration

For the three month period ended August 31, 2009, we incurred selling, general and administration expenses of $262.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended August 31, 2009, we incurred a charge of $376.

Liquidity and Capital Resources

At August 31, 2009, we had $100 in cash, as opposed to $10 in cash at May 31, 2009. Total cash requirements for operations for the three month period ended August 31, 2009 was $1,238. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2010 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2009 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At August 31, 2009, we had total assets of $100 compared to total assets of $100 at May 31, 2008.

At August 31, 2009, we had total current liabilities of $17,482 compared to total current liabilities of $15,344 at May 31, 2008. The liabilities are mainly due to (i) accrued operational costs, and (ii) loan note.

For the three month period ended August 31, 009, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $262. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At August 31, 2009, the loans amounted to $15,312. These loans carry an interest of 10% and are payable on demand.

Our financial condition raises substantial doubt about our ability to continue as a going concern. Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.                      USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 registration statement effective.  Under the terms thereof we are offering a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock at an offering price of $0.10 per share.  There is no underwriter involved in our offering.  As of November 14, 2009, we have not sold any shares.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2009.

MONTREAL SERVICES COMPANY

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.