Form 10-Q
period 2009-11-30
Montreal Services Co
filed 2010-01-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of January 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

MONTREAL SERVICES COMPANY
BALANCE SHEET

	November 30,	May 31,
	2009	2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	86	100

TOTAL CURRENT ASSETS	86	100

TOTAL ASSETS	$86	100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	21,949	15,050
Accrued expenses and sundry current liabilities (note 4)	4,614	294

TOTAL CURRENT LIABILITIES	$26,563	15,344

STOCKHOLDERS' DEFICIENCY
Common stock	$50	50
Additional paid in capital	-
Offering costs	(21,480)	(15,000)
Accumulated Deficit	(5,047)	(294)

TOTAL STOCKHOLDERS' DEFICIENCY	$(26,477)	(15,244)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$86	100

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF STOCKHOLDERS DEFICIENCY
From May 6, 2009, (Inception) through November 30, 2009 (unaudited)

Stockholders Deficiency
Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total
Period of Inception (May 6,2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs					(15,000)	(15,000)
Net Loss		-	-	(294)		(294)
May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)
Offering costs					(1,500)	(1,500)
Net Loss		-	-	(638)		(638)
August 31,2009	5,000,000	$50	$-	$(932)	$(16,500)	$(17,382)
Offering costs					(4,980)	(4,980)
Net Loss				(4,115)		(4,115)
November 30,2009	5,000,000	$50	$-	$(5,047)	$(21,480)	$(26,477)

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF OPERATIONS

Six months ended November 30, 2009 and Three months ended November 30, 2009 and Period from May 6, 2009,
(Inception) through November 30, 2009 (unaudited)

	Six months	Three months	Inception
	Ended November 30, 2009	Ended November 30, 2009	through November 30, 2009

SALES	$-

COSTS AND EXPENSES: Cost of sales	-
Selling, general and administrative	3,934	3,672	4,228
	-	-
Interests Note payable-stockholders	819	443	819

TOTAL COSTS AND EXPENSES	4,753	4,115	5,047

NET (LOSS)	$(4,753)	(4,115)	(5,047)

Net (Loss) Per Share	$(0.00)	(0.00)	N/A

Average weighted Number of Shares	5,000,000	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2009 and Period from May 6, 2009, (Inception) through November 30, 2009 (unaudited)

	Six months Ended November 30, 2009	Inception through November 30, 2009
Net (loss)	$(4,753)	$(5,047)

Changes in operating assets and liabilities:

Accrued expenses and sundry current liabilities	4,320	4,614

Net cash used by operating activities	$(433)	$(433)

Financing activities

Common stock	-	50
Offering costs	(6,480)	(21,480)
Proceeds of loans payable shareholder	6,899	21,949

Net cash provide by financing activities	$419	$519

(Decrease) increase in cash	(14)	-

Cash- beginning of period	100	-

Cash - end of period	$86	$86

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

NOTE 3--GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $4,115 for the three month ended November 30, 2009. The Company has negative working capital of $26,477 at November 30, 2009 and a stockholders deficiency of $26,477 at November 30, 2009.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at November 30:

	2009	May 2009
Accrued interest	$752	$-
Accrued operating expenses	3,862	294
	$4,614	$294

NOTE 5--PAYABLE – STOCKHOLDERS’

For the three month period ended November 30, 009, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $6,899. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At November 30, 2009, the loans amounted to $21,949. These loans carry an interest of 10% and are payable on demand.

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.0001) of which 5,000,000 were issued and outstanding as of November 30, 2009.

NOTE 7 -INCOME TAXES

As of November 30, 2009 the company had net operating loss carry forwards of approximately $5,047. These net operating losses are being utilized against the reported income for the three month period ended November 30, 2009. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at November 30, 2009 are as follows:

2009
Deferred tax asset	$5,047
Valuation allowance	(5,047)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 8 -RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $6,899. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. These loans carry an interest of 10% and are payable on demand.

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

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three Month Period ended November 30, 2009

Overview

We posted net losses of $4,115 for the three month period ended November 30, 2009.

In November, 2009 Montreal Services Company placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

Sales

For the three month period ended November 30, 2009 we had no gross revenues.

Total Cost and Expenses

For the three month period ended November 30, 2009, we incurred total costs and expenses of $4,115.

  Selling, General and Administration

For the three month period ended November 30, 2009, we incurred selling, general and administration expenses of $3,672.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended November 30, 2009, we incurred a charge of $443.

Liquidity and Capital Resources

At November 30, 2009, we had $86 in cash, as opposed to $100 in cash at May 31, 2009. Total cash requirements for operations for the three month period ended November 30, 2009 was $433. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2010 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2009 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At November 30, 2009, we had total assets of $86 compared to total assets of $100 at May 31, 2008.

At November 30, 2009, we had total current liabilities of $26,563 compared to total current liabilities of $15,344 at May 31, 2008. The liabilities are mainly due to (i) accrued operational costs, and (ii) loan note.

For the three month period ended November 30, 2009, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $6,899. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At November 30, 2009, the loans amounted to $21,949. These loans carry an interest of 10% and are payable on demand.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.                     USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 registration statement effective.  Under the terms thereof we are offering a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock at an offering price of $0.10 per share.  There is no underwriter involved in our offering.  As of January 14, 2010, we have sold 761,500 shares for a total of $76,150 and have not spent any of the proceeds of the offering.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2010.

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