Form 10-Q
period 2010-02-28
Montreal Services Co
filed 2010-04-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,761,500 as of April 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

MONTREAL SERVICES COMPANY
BALANCE SHEET

	February 28,	May 31,
	2010	2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	76,211	100
Account receivable	600	-

TOTAL CURRENT ASSETS	76,811	100

TOTAL ASSETS	$76,811	100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	28,089	15,050
Accrued expenses and sundry current liabilities (note 4)	12,331	294

TOTAL CURRENT LIABILITIES	$40,420	15,344

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock	$58	50
Additional paid in capital	76,142	-
Offering costs	(27,155)	(15,000)
Accumulated Deficit	(12,654)	(294)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$36,391	(15,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$76,811	100

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF STOCKHOLDERS EQUITY
From May 6, 2009, (Inception) through February 28, 2010 (unaudited)

Stockholders Equity

Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total
Period of Inception (May 6,2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs					(15,000)	(15,000)
Net Loss		-	-	(294)		(294)
May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)
Offering costs					(1,500)	(1,500)
Net Loss		-	-	(638)		(638)
August 31,2009	5,000,000	$50	$-	$(932)	$(16,500)	$(17,382)
Offering costs					(4,980)	(4,980)
Net Loss				(4,115)		(4,115)
November 30,2009	5,000,000	$50	$-	$(5,047)	$(21,480)	$(26,477)
Proceeds from the issuance of common stock	761,500	8	76,142			76,150
Offering costs					(5,675)	(5,675)
Net Loss				(7,607)		(7,607)
February 28,2010	5,761,500	$58	$76,142	$(12,654)	$(27,155)	$36,391

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF OPERATIONS

Nine months ended February 28, 2010 and Three months ended February 28, 2010 and Period from May 6, 2009,
(Inception) through February 28, 2010 (unaudited)

	Nine months	Three months	Inception
	Ended February 28, 2010	Ended February 28, 2010	through February 28, 2010

SALES	$600	$600	$600

COSTS AND EXPENSES: Cost of sales
Selling, general and administrative	11,576	7,642	11,870

Interests Note payable-stockholders	1,375	556	1,375

Foreign exchange loss	9	9	9

TOTAL COSTS AND EXPENSES	12,960	8,207	13,254

NET (LOSS)	$(12,360)	$(7,607)	$(12,654)

Net (Loss) Per Share	$(0.00)	$(0.00)	$ N/A

Average weighted Number of Shares	5,000,000	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

MONTREAL SERVICES COMPANY
STATEMENTS OF CASH FLOWS
Nine months ended February 28, 2010 and Period from May 6, 2009, (Inception) through February 28, 2010 (unaudited)

	Six months Ended February28, 2010	Inception through February 28, 2010
Net (loss)	$(12,360)	$(12,654)

Changes in operating assets and liabilities:

Note receivable	(600)	(600)
Accrued expenses and sundry current liabilities	12,037	12,331

Net cash used by operating activities	$(923)	$(923)

Financing activities

Common stock	8	58
Additional paid-in capital	76,142	76,142
Offering costs	(12,155)	(27,155)
Proceeds of loans payable shareholder	13,039	28,089

Net cash provide by financing activities	$77,034	$77,134

(Decrease) increase in cash	76,111	76,211

Cash- beginning of period	100	-

Cash - end of period	$76,211	$76,211

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with the relevant standards, which accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The relevant standard requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

ORGANIZATIONAL

Organizational costs, which relate to the Company start-up organization, are expensed as incurred. Such costs are included in selling, general and administrative expenses.

OFFERING COSTS

Offering costs, which relate to the Company Registration Statement on form S-1, are taken directly as a reduction of shareholders equity as incurred.

NOTE 3--GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $7,607 for the three month ended February 28, 2010. The Company has positive working capital of $36,391 at February 28, 2010 and a stockholders’ equity of $36,391 at February 28, 2010.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at February 28:

	2010	May 2009
Accrued interest	$1,258	$-
Accrued operating expenses	11,073	294
	$12,331	$294

NOTE 5--PAYABLE – STOCKHOLDERS’

For the three month period ended February 28, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $6,140. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At February 28, 2010, the loans amounted to $28,089. These loans carry an interest of 10% and are payable on demand.

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.0001) of which 5,761,500 were issued and outstanding as of February 28, 2010. On January 13, 2010 the Company issued 761,500 shares of common stock (par value $0.00001).

NOTE 7 -INCOME TAXES

As of February 28, 2010 the Company had net operating loss carry forwards of approximately $12,654. These net operating losses are being utilized against the reported income for the three month period ended February 28, 2010. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at February 28, 2010 are as follows:

2010
Deferred tax asset	$5,062
Valuation allowance	(5,062)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 8 -RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2010, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $13,039. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. These loans carry an interest of 10% and are payable on demand.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations, financial position or liquidity.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows

NOTE 10 – LITIGATION

As of the filling of the present Quarterly report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended February 28, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

For the Three Month Period ended February 28, 2010

Overview

We posted net losses of $7,607 for the three month period ended February 28, 2010. For the three month period ended February 28, 2010 we had $600 in gross revenues as a result of placing a Canadian citizen in a temporary accounting position with a Canadian corporation.

In November, 2009 Montreal Services Company placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

Total Cost and Expenses

For the three month period ended February 28, 2010, we incurred total costs and expenses of $8,207.

  Selling, General and Administration

For the three month period ended February 28, 2010, we incurred selling, general and administration expenses of $7,642.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended February 28, 2010, we incurred a charge of $556.

Liquidity and Capital Resources

At February 28, 2010, we had $76,211 in cash, as opposed to $100 in cash at May 31, 2009. Total cash requirements for operations for the three month period ended February 28, 2010 was $923. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2010 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the fourth quarter of 2010 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At February 28, 2010, we had total assets of $76,811 compared to total assets of $100 at May 31, 2008.

At February 28, 2010, we had total current liabilities of $40,420 compared to total current liabilities of $15,344 at May 31, 2008. The liabilities are mainly due to (i) accrued operational costs, and (ii) loan note.

For the three month period ended February 28, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $6,140. For the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. At February 28, 2010, the loans amounted to $28,089. These loans carry an interest of 10% and are payable on demand.

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

We are not a party to any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.                     USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-160128).  Under the terms thereof we are offering a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock at an offering price of $0.10 per share.  There is no underwriter involved in our offering.  On January 14, 2010, we completed our public offering and sold 761,500 shares of common stock for a total of $76,150. Since then we have not used any of  the proceeds.  We have a balance of $76,150 left from the proceeds of the offering.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2010.

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