Form 10-K
period 2010-05-31
iMetrik M2M Solutions Inc.
filed 2010-08-20
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2010

Commission file number 333-160128

 IMETRIK M2M SOLUTIONS INC.
(Formerly known as Montreal Services Company)
(Exact Name of Small Business Issuer as specified in its charter)

 NEVADA
(State or other Jurisdiction of Incorporation or Organization)

941 de Calais Street
Mont St-Hilaire, Quebec
Canada  J3H 4T7
(Address of principal executive offices)

 514-295-9943
(Issuer’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 18, 2010 - $76,150

PART I.

ITEM 1.	BUSINESS.

We were incorporated under the laws of the State of Nevada on May 6, 2009. Our specific goal is to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations.  We plan to place Canadian citizens in accounting positions with Canadian accounting firms and corporations located in the Province of Quebec. The Company contacts employment agencies and large corporations and advise them that we are a placement service for candidates.  Our candidates are limited to individuals with expertise in accounting.

We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 941 de Calais Street, Mont St-Hilaire, Quebec, Canada J3H 4T7.

Our management has no expertise in providing any such services. Michel St-Pierre, our sole officer and director, is responsible for all of our operations. Later, when we have funds to do so, we plan to hire other individuals who have employment agency experience to conduct interviews and assist with placements.  Since the placements are made with accounting firms and corporations seeking accountants, we believe that Mr. St-Pierre’s lack of employment agency experience will have a nominal affect on our operations since he is a qualified Chartered Accountant with a business background with knowledge of industry needs when it comes to hiring an accountant.  Until we hire additional personnel, Mr. St-Pierre is responsible for all of our business operations.

Overview

We have started to contact employment agencies and large corporations and advise them that we are a placement service for candidates.  Our candidates are limited to individuals with expertise in accounting who are seeking positions with Canadian accounting firms or corporations located in the Province of Quebec.  Initially, we are doing it by telephone.  Concurrently, we intend to advertise and promote our placement services to the general public in order to attract individuals whose areas of expertise are accounting and computer technology.

Candidates

A candidate that is interested in having us locate a position for him with a customer is submitting his resume.  After reviewing the information supplied, we determine, based only upon the resume, if the candidate is an individual that we deem qualified for employment with our customers. If we determine the candidate is not qualified, we advise him of such, and not proceed further.  If we determine from the resume that the candidate is qualified for placement by us, the information contained in the resume is verified by us and the candidate is interviewed.  After all of the information, including the candidate’s professional qualifications has been verified by us, we begin the process of locating a suitable position with one of our customers.

                Information about each candidate, including those rejected by us, is placed in a data base and coded in such a manner to allow us to access individuals in particular fields upon being contacted by a customer.  Currently we do not have a software database to hold information on candidates.

Fees

Our fees range from 15% to 30% of our candidate’s first year annual salary compensation.  We attempt to obtain the fee from the employer.  The fees appear to be typical for our industry in the Quebec geographical area.

We have three policies relating to our placement services.  Contingency services are engagements in which we are only paid if we are successful in placing a candidate in a position.  We also have a contingency exclusive service which is the same as contingency; however, pursuant to our agreement with the candidate, we are exclusively seeking a candidate for the position. Again, we only receive a fee if we are successful in placing a candidate in the position.   Finally, we have a retained search service.  This is a service that similar to contingent and contingent exclusive services, but we charge the customer a non-refundable up-front fee, prior to performing any services.

Geographical market

We promote our services in the Province of Quebec.  We intend to expand our operations to other geographical areas as we generate additional adequate revenues.

Marketing

We promote our services to accounting firms in the Province of Quebec. We do this initially by telephone and letter writing. As our customer data base increases, we intend to expand through the use of a web-site on the Internet.

Website

We created and are maintaining a website which allow us to market our services on the Internet and if we so desire at a later date, will allow us to accept payment for services by credit card and will also allow us to sell advertising space on our web site.

Competition

Because we are small and in a start-up phase, we face stiff competition from other employment agencies that have far more capital than we do.  Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established employment agencies with records of success will attract qualified clients away from us.  There are numerous competitors within our field.  They include IT Staffing Services; Personnel Group of America; Comsys; Robert Half; and, Holloway Schulz & Partners.  These competitors are moderately sized and ones we hope to emulate in the future. Those agencies have established reputations and have built extensive client relationships within the industry.  They have created broad bases of candidates as well as companies seeking candidates.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We compete with them on the basis of price and services and we hope to be able to provide a higher quality personal service to our initial customers.  We do this by spending more time preparing a candidate for his interviews a potential employer.  This coupled with Mr. St-Pierre’s experience as a Chartered Accountant, should give our candidates an edge over a typical employment agency seeking to place an accountant with an employer.  We believe this higher quality personal service distinguishes us from a typical employment agency.

Regulations

Our services are subject to federal, state, provincial and local laws and regulations concerning business activities generally. In Quebec we will be subject to the Civil Code of Quebec. We intended to include our activities in New York as well.  We have decided not to do business in the United States and accordingly, we do not have to comply with any U.S. laws related to operations as an employment agency.   There are no Canadian regulations pertaining to our business with which we need to comply other than registering provincially as a foreign corporation.  We are not obligated to register as a foreign corporation until we initiate operations.  We have registered as a foreign corporation in the Province of Quebec.  There are no laws in the Province of Quebec which regulate employment agencies.

Employees and employment agreements

At present, we have no employees, other than our sole officer and director, Michel St-Pierre.  Mr. St-Pierre is a part-time employee and is devoting about 10 hours per week of his time to our operation.  We do not have an employment agreement with Mr. St-Pierre.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.  There are presently no personal benefits available to our officers and directors.  Mr. St-Pierre handles our administrative duties.

Our Current Operations

During the past year, the economic crisis has slowed down the placement service market. From the beginning of the year and until the end of the second quarter, most of the corporations have trimmed down and reduced their personal and stalled new hiring. In the third quarter, following the economic pickup, the corporations have started to think about hiring.

In November, 2009 we placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

ITEM 1A.               RISK FACTORS

1. Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations.

Our auditors have issued a going concern opinion in their report dated August 13, 2010. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. We had only $600 in revenue for the year ended May 31, 2010. Further, we posted net loss of $31,512 for the year ended May 31, 2010. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans for our continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on May 6, 2009 and we have started our proposed business operations but realized very small revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $31,512. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*           our ability to locate customers who will use our services
*           our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating small revenues. We cannot guarantee that we will be successful in generating revenues in the future.  Failure to generate revenues will cause us to go out of business.

3. We have no clients or customers and we cannot guarantee we will ever have any.  Even if we obtain client and customers, there is no assurance that we will make a profit.

We have placed a Canadian citizen in a temporary accounting position with a Canadian corporation for a one month contract and have no other clients or customers.  We have identified one client and we cannot guarantee we ever will have any more clients or customers. Even if we obtain clients and customers for our services, there is no guarantee that we will make a profit.  If we don’t make a profit we will go out of business.

4. Because we are small and do not have much capital, we must limit our operations.

                Because we are small and do not have much capital, we must limit our operations.  Because we may have to limit our operations, we may not generate sufficient revenues to make a profit.  If we do not make a profit, we may have to suspend or cease operations.

5.  Because Mr. St-Pierre will only be devoting approximately 10 hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Because Mr. St-Pierre, our sole officer and director is devoting approximately 10 hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. St-Pierre.  As a result, operations may be periodically interrupted or suspended.

6.  Because our management does not have prior experience in the employment placement field, we may have to hire individuals or cease operations.

Because our management does not have prior experience in the employment placement field, we may have to hire additional experienced personnel to assist us with our operations such as an individual that has had prior experience in working for or operating a personnel agency.  If we need the additional experienced personnel and we don’t hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

7. We operate in a highly competitive industry and we cannot guarantee that we will ever achieve any level of success in competing for clients with other companies that place accounting professionals with employment agencies or large corporations.

The employment placement industry is very competitive. We are at a competitive disadvantage in attracting clients due to our relatively small size and the fact we have not initiated operations.   In addition, there is not a significant barrier to entry by competitors. Our competitors are larger and more diversified than we are and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

8.  Our issuance of additional shares may have the effect of diluting the interest of shareholders; our common stock shareholders do not have pre-emptive rights.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. The securities issued to raise funds may have rights, preferences or privileges that are senior to those of the holders of our other securities, including our common stock. The board of directors has the power to issue such shares without shareholder approval. We fully intend to issue additional common shares in order to raise capital to fund our business operations and growth objectives.

9.  Since we are a Canadian company and most of our assets and key personnel are located in Canada, you may not be able to enforce any United States judgment for claims you may bring against us, our assets, our key personnel or the experts named in this prospectus.

We have been organized under the laws of Canada. Our assets are and will be located outside the United States. In addition, our sole officer and director is a resident of Canada. As a result, it may be impossible for you to affect service of process within the United States upon us or Mr. St-Pierre to enforce against us or these persons any judgments in civil and commercial matters, including judgments under United States federal securities laws. In addition, a Canadian court may not permit you to bring an original action in Canada or to enforce in Canada a judgment of a U.S. court based upon civil liability provisions of U.S. federal securities laws.

10.  Because Michel St-Pierre, our sole officer and director, will own more than 50% of the outstanding shares, he will be able to decide who will be directors and you may not be able to elect any directors.

Mr. St-Pierre owns 5,000,000 shares and has control of the Company.  Mr. St-Pierre is able to elect all of our directors and control our operations.

11. We are highly dependent on our executive management and only employee. Should we lose executive management or due to death, disability, and retirement or otherwise, such loss could adversely affect our management and operations.

We rely heavily on our executive management to provide services and for continued business development, including, in particular, our sole officer and director, Mr. Michel St-Pierre. At the present time, we do not have an employment agreement with any of our sole officer and director. Our business could be materially adversely affected if our executive officer, manager was to leave us and if we were unable to attract and retain qualified replacements.

12. Because there is an extremely limited public trading market for our common stock, you may not be able to resell your stock.

There is currently an extremely limited public trading market for our common stock, and there may never be a broad public trading market. Therefore, investors may not be able to resell their common stock.

13. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

14. Our proposed business is speculative and we have just begun operations in placing Canadian citizens.

Our plan of operation is speculative. We have not appointed officers and directors yet; our sole officer does not have a vast experience in employment placement field. The likelihood of achieving our plans is remote, and it is possible that you could lose your entire investment.

15. Need for substantial additional capital.

We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional $125,000. There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

16. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The Financial Industry Regulation Authority (FINRA) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend our common stock to their customers, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing our stockholder's ability to resell shares of our common stock.

17. Because We Will Be Primarily Dependent Upon One Product, Our Business Will Not Be Diversified, And We May Not Be Able To Adapt To Changing Market Conditions

Our success depends on our ability to place Canadian citizens in accounting positions with Canadian accounting firms and corporations located in the Province of Quebec.  We do not have any other lines of business or other sources of revenue to rely upon if we are unable to place candidates. Our lack of diversification means that we may not be able to adapt to changing market conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate. We do not plan on investing in real estate in the near future. The Company believes that its current office facilities will be sufficient for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 3/1/10 to 5/31/10	0.00	0.00
Third Quarter: 12/1/09 to 2/28/10	0.00	0.00
Second Quarter: 9/1/09 to 11/30/09	0.00	0.00
First Quarter: 6/1/09 to 8/30/09	0.00	0.00

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 3/1/09 to 5/31/09	0.00	0.00
Third Quarter: 12/1/08 to 2/28/09	0.00	0.00
Second Quarter: 9/1/08 to 11/30/08	0.00	0.00
First Quarter: 6/1/08 to 8/30/08	0.00	0.00

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol MLSV. The shares trading of our common stock began on July 6, 2010.

Holders

As of May 31, 2010, we had forty four stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

There is no equity compensation plan at the present time.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2010 (this “Report”). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Since inception, we have incorporated the company, retained an attorney to prepare a registration statement, retained an auditor to audit our financial statements, and prepared a registration statement.  We have created and are maintaining a website which allows us to market our services on the Internet. We have generated small revenues and have started our operations. In November, 2009 we placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

We are a one man operation.  Our sole officer and director contacts accounting firms and corporations seeking accountants and place them with accounting firms and corporations located in the Province of Quebec.  We know there is a demand for such persons because Chartered Accounting firms in Quebec have told our president such and have asked him if he knows any CAs with computer skills. Our sole officer and director is a Charted Accountant in the Province of Quebec and has contacts in Chartered Accounting firms in Quebec and Certified Public Accounting firms in the U.S.  He hopes to help unemployed qualified CAs and CPAs find employment.  Our management has no knowledge or understanding of how employment services work; he does know how to evaluate an accountant and an accountant’s computer skills and he knows accounting firms looking for such people.   We have no concerns at this time other than the condition of the economy, worldwide.   We know we are in an economic recession.  We know there is a demand for CAs with computer experience in Quebec.  We also know that the Canadian and United States unemployment rate is the highest in over 20 years, but we also know, CAs are needed and that employment opportunities exist.   We don’t know how anything will turn out in these current economic conditions.

Our management has no expertise in providing any such services.  Initial, Michel St-Pierre, our sole officer and director, will be responsible for all of our operations. Later, if we have funds to do so, we will hire other individuals who have employment agency experience to conduct interviews and assist with placements.  Since the placements will be made with accounting firms and corporations seeking accountants, we believe that Mr. St-Pierre’s lack of employment agency experience will have a nominal affect on our operations since he is a qualified Chartered Accountant with a business background with knowledge of industry needs when it comes to hiring an accountant. Until we hire additional personnel, Mr. St-Pierre is responsible for all of our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated small revenues. We believe the technical aspects of our website are sufficiently developed for our operations. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company. We must raise cash to continue our project implementation and continue our operations.

If we are unable to attract users of our services, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our first offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

On August 5, 2010, we changed our name from “Montreal Services Company” to “iMetrik M2M  Solutions Inc.”

On August 5, 2010, under a certificate of action without a meeting of shareholders, our shareholder who controls 86.78% of the voting power approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.00001 per share.

The shareholder approved that the Company pay a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend will be August 19, 2010.

Business Plan

We plan to place Canadian citizens in accounting positions with Canadian accounting firms and corporations located in the Province of Quebec.  We intend to do this initially by telephone and letter writing.  Depending upon the amount of money available and the amount of success we have initially, we intend to expand our marketing through the use of printed brochures and advertising in professional journals.  As our customer data base increases, we intend to expand through the use of a web-site on the Internet.

Results of Operations

For the Twelve Month Period ended May 31, 2010

Overview

We posted net losses of $31,512 for the year ended May 31, 2010. The loss resulted mainly from selling, general and administrative expenses.

For the year ended May 31, 2010, the Company has spent $21,000 in professional fees, $6,000 in salary and $2,000 in consulting.

 Sales

For the year ended May 31, 2010 we had $600 in gross revenues as a result of placing a Canadian citizen in a temporary accounting position with a Canadian corporation.

In November, 2009 we placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

Total Cost and Expenses

For the year ended May 31, 2010, we incurred total costs and expenses of $32,112.

Of the foregoing, $29,648 was for selling, general and administration expenses and $2,461 was for interest on our liabilities.

 Liquidity and Capital Resources

At May 31, 2010, we had $69,282 in cash. Total cash requirements for operations for the twelve month period ended May 31, 2010 was $11,648. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2011 will be between $100,000 to $250,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2011 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2010, we had total assets of $69,282.

At May 31, 2010, we had total current liabilities of $52,643. The liabilities are mainly due to (i) accrued operational costs ($20,758) and (ii) loan notes from shareholders ($31,885).

On May 31, 2010 we received loans from Michel St-Pierre, a shareholder, in the amount of $31,885. These loans carried an interest of 10% and is payable on demand.

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

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Memorandum. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We have only had operating losses which raise substantial doubts about our viability to continue our business and our auditors have issued an opinion expressing the uncertainty of our Company to continue as a going concern. If we are not able to continue operations, investors could lose their entire investment in our Company.

No Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending May 31, 2010. With respect to the audited year ending May 31, 2010, we incurred losses of $31,512. We had positive working capital for the year ending May 31, 2010 of $17,239 and a stockholders' equity of $17,239 as of May 31, 2010. All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2010, our auditors may issue an opinion in their audit report for the year ended May 31, 2010 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have very limited business operating history.  In November, 2009 we placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract is for one month.

Contractual Obligations

The Company is not party to any contractual obligations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than as described above.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IMETRIK M2M SOLUTIONS INC.
(FORMERLY KNOWN AS MONTREAL SERVICES COMPANY)
(A NEVADA CORPORATION)
Mont St-Hilaire, Quebec

FINANCIAL REPORTS
AT
MAY 31, 2010

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imetrik M2M Solutions, Inc.
(Formerly known as Montreal Services Company)
Mont St-Hilaire, Quebec
Canada  J3H 4T7

We have audited the accompanying balance sheets of Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company). as of May 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended May 31, 2010 and the period from inception (May 6, 2009) to May 31, 2009 These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imetrik M2M Solutions, Inc. (formerly known as Montreal Services Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended May 31, 2010 and for the period from inception (May 6, 2009) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, the Company posted net loss of $31,512 for the year ended May 31, 2010 and a net loss of $294 for the period from inception (May 6, 2009) to May 31, 2009. The Company had only $600 in revenue for the year ended May 31, 2010.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARITZ & COMPANY, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
August 13, 2010

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET
May 31,

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$69,282	$100
Account receivable	600	-

TOTAL CURRENT ASSETS	69,882	100

TOTAL ASSETS	$69,882	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	31,885	15,050
Accrued expenses and sundry current liabilities (note 4)	20,758	294

TOTAL CURRENT LIABILITIES	$52,643	$15,344

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock	$58	$50
Additional paid in capital	76,142	-
Offering costs	(27,155)	(15,000)
Accumulated Deficit	(31,806)	(294)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,239	$(15,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$69,882	$100

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to May 31, 2010

Stockholders Equity (Deficiency)

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total
Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs			-	-	(15,000)	(15,000)
Net Loss			-	(294)	-	(294)
May 31, 2009	5,000,000	50	-	(294)	(15,000)	(15,244)
Proceeds from the issuance of Common stock	761,500	8	76,142	-	-	76,150
Offering costs			-	-	(12,155)	(12,155)
Net Loss			-	(31,512)	-	(31,512)
May 31, 2010	5,761,500	$58	$76,142	$(31,806)	$(27,155)	$17,239

F-3

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2010	Period from inception (May 6, 2009 ) to May 31, 2009

SALES	$600	$-

COSTS AND EXPENSES: Cost of sales	-	-
Selling, general and administrative	29,648	294
		-

Interest	2,461	-
Exchange loss	3	-

TOTAL COSTS AND EXPENSES	32,112	294

NET LOSS	$(31,512)	$(294)

Net (Loss) Per Share	$(0.01)	$(0.00)

Average weighted Number of Shares	5,119,274	5,000,000

IMETRIK M2M SOLUTIONS INC. (Formerly known as MONTREAL SERVICES COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2010	Period from inception (May 6, 2009 ) to May 31, 2009
Net (loss)	$(31,512)	$(294)

Changes in operating assets and liabilities:

Account receivable	(600)

Accrued expenses and sundry current liabilities	20,464	294

Net cash used by operating activities	$(11,648)	$0

Financing activities

Sale of common stock	76,150	50

Offering costs	(12,155)	(15,000)
Proceeds of loans payable shareholder	16,835	15,050

Net cash provide by financing activities	$80,830	$100

Increase in cash	69,182	100

Cash- beginning of period	100	-

Cash - end of period	$69,282	$100

F-5

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009.  The Company’s specific goal is to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations.  The Company contacts employment agencies and large corporations and advise them that we are a placement service for candidates.  The Company’s candidates are limited to individuals with expertise in accounting.

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with the authoritative literature, "Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The authoritative literature requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

ORGANIZATIONAL

Organizational costs, which relate to the Company start-up organization, are expenses as incurred. Such costs are included in selling, general and administrative costs.

OFFERING COSTS

Offering costs, which relate to the Company Registration Statement on form S-1, are taken directly as a reduction of shareholders equity as incurred.

NOTE 3--GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $31,512 for the year ended May 31, 2010 as compared to net loss of $294 last year. The Company had only $600 in revenue for the year ended May 31, 2010.These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2010	2009
Accrued interest	$2,055	$-
Accrued operating expenses	18,703	294
	$20,758	$294

NOTE 5--PAYABLE – STOCKHOLDERS’

In 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. In 2010, the Company received additional loans from Michel St-Pierre in the amount of $16,835. At May 31, 2010, the loans amounted to $31,885. These loans carry an interest of 10% and are payable on demand.

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.00001) of which 5,761,500 were issued and outstanding at of May 31, 2010.

On January 13, 2010, the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $12,155.

NOTE 7 -INCOME TAXES

As of May 31, 2010 the company had net operating loss carry forwards of approximately $31,814. These net operating losses are being utilized against the reported income for the year ended May 31, 2010. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at May 31, 2010 are as follows:

	2010	2009

Deferred tax asset	$12,729	$118
Valuation allowance	(12,729)	(118)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 8 -COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 9 -RELATED PARTY TRANSACTIONS

In 2009, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $15,050. In 2010, the Company received loans of $16,835. The amount owed to Michel St-Pierre at May 31, 2010 is $31,885. These loans carry an interest of 10% and are payable on demand.

NOTE 10 – SUBSEQUENT EVENTS

On August 5, 2010, we changed our name from “Montreal Services Company” to “iMetrik M2M  Solutions Inc.”

On August 5, 2010, under a certificate of action without a meeting of shareholders, our shareholder who controls 86.78% of the voting power approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.00001 per share.

The shareholder approved that the Company pay a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend will be August 19, 2010.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 changes the previous treatment of acquisition related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under ASC 805, acquisition costs associated with business combinations will be expensed as incurred, whereas, prior to the adoption of ASC 805, similar costs associated with a successful acquisition were capitalized. ASC 805 applies to business combinations for which the acquisition date is on or after the adoption date, thus the adoption of ASC 805 will have no effect on prior acquisitions. The effect of the adoption of ASC 805 will depend upon the nature of any future business combinations.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill – Implementation (“ASC 350-30-55”). ASC 350-30-55 amends ASC 350-30, Intangibles – Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation – Interim Reporting – Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 – LITIGATION

As of the filing of the present Annual report on form 10-K, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2010, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

                None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michel St-Pierre	48	president, principal executive officer, principal
941 de Calais street,		accounting officer, principal financial officer,
Mont St-Hilaire, Quebec,		secretary, treasurer and sole member of the board of
Canada, J3H 4T7		directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.
Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Michel St-Pierre, Acting Chief Financial Officer.

Mr. St-Pierre has served as our sole officer and director since our inception on May 6, 2009. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre has served as an officer of the Ecolocap Solutions since July 2006. Mr. St-Pierre has served as Chief Financial Officer of a public shell company, Tiger Renewable Energy Limited (formerly known as Tiger Ethanol International Inc. and Arch Management) since January, 2007 and held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

We are not subject to Section 16(a) of the Securities Exchange Act of 1934 at the time of filing this report.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. St-Pierre has not been the subject of the following events:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)             Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii)            Engaging in any type of business practice; or
iii)           Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.           Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)            Any Federal or State securities or commodities law or regulation; or
ii)           Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
iii)           Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

                We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as an exhibit to this report.

As of May 31, 2010 we had one director. Mr. St-Pierre is not independent.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michel St-Pierre	2010	6,000	0	0	0	0	0	0	6,000
President, Treasurer,	2009	0	0	0	0	0	0	0	0
CEO, CFO,Secretary	2008	0	0	0	0	0	0	0	0

(1)	Mr. St-Pierre has been appointed president and CEO on May 20, 2009.

Employment Contracts

During the fiscal year ended May 31, 2010, we had no employment contract.

Other Executive Officers

During 2010, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors= Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michel St-Pierre	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2010.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorneys fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted for directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is therefore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock  as of the date of this Report by (i) each of our directors, (ii) each of our  officers named in the Summary Compensation Table, (iii) each person who is known by us  to be the beneficial owner of more than five percent of our  outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

The percentage of ownership set forth below reflects each holder's ownership interest in the 5,761,500shares of our common stock outstanding as of August 18, 2010.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michel St-Pierre (2)	5,000,000	0	5,000,000	86.78%

All executive officers and directors as a group (1 person)	5,000,000	0	5,000,000	86.78%

(1)	The mailing address for the listed individual is c/o iMetrik M2M Solutions, Inc., 941 de Calais, Mont St-Hilaire, Quebec, J3H 4T7.
(2)	Owner of 5% or more of our common stock. Mr.St-Pierre, is the President and Chief Executive Officer.

Equity Incentive Plan

The Company does not have an Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Michel St-Pierre

                On May 31, 2010, the Company had received loans from Michel St-Pierre, a shareholder, in the amount of $32,185. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The amount owed to stockholder at May 31, 2010 is $32,185.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of our interim financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$960
2009	$675

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

(5) Our audit committees pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

Audit Committee Pre-Approval Policies

Our Audit Committee reviewed the audit and non-audit services rendered by Paritz & Company, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter				X

99.3	Disclosure Committee Charter				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August 2010.

IMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE Michel St-Pierre	President, Chief Executive Officer, Treasurer, Chief Financial Officer, and sole member of the Board of Directors	August 19, 2010

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter				X

99.3	Disclosure Committee Charter				X