Form 10-Q
period 2010-08-31
iMetrik M2M Solutions Inc.
filed 2010-10-15
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-160128

iMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

941 de Calais Street
Mont St-Hilaire, Quebec
Canada  J3H 4T7
(Address of principal executive offices, including zip code.)

(514) 295-9943
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,615,000 as of October 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET

	August 31,	May 31,
	2010	2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	60,436	69,282
Account receivable	600	600

TOTAL CURRENT ASSETS	61,036	69,882

TOTAL ASSETS	$61,036	$69,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	64,880	31,885
Stock dividend payable (note 9)	518	-
Accrued expenses and sundry current liabilities (note 4)	28,269	20,758

TOTAL CURRENT LIABILITIES	$93,667	$52,643

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock	$58	$58
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(81,676)	(31,806)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(32,631)	$17,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$61,036	$69,882

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to August 31, 2010 (unaudited)

Stockholders’ Equity (Deficiency)

		Common
		stock
		Authorized
		500,000,000
		Shares,	Additional
Stockholders’ Equity		Par Value	paid in	Accumulated	Offering
(Deficiency)	Shares	$0.00001	Capital	Deficit	Costs	Total

Period of Inception
(May 6,2009)	-	$-	$-	$-	$-	$-

Proceeds from the issuance
of common stock	5,000,000	50	-	-	-	50

Offering costs					(15,000)	(15,000)

Net Loss		-	-	(294)		(294)

May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)

Proceeds from the issuance
of common stock	761,500	8	76,142			76,150

Offering costs		-	-	-	(12,155)	(12,155)

Net Loss		-	-	(31,512)		(31,512)

May 31,2010	5,761,500	$58	$76,142	$(31,806)	$(27,155)	$17,239

Stock dividend payable
(note 9)	51,853,500			(518)		(518)

Net Loss				(49,352)		(49,352)

August 31,2010	57,615,000	$58	$76,142	$(81,676)	$(27,155)	$(32,631)

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

Three months ended August 31, 2010 and 2009 and Period from May 6, 2009, (Inception)
through August 31, 2010 (unaudited)

			Period from
			inception
	Three months	Three months	(May 6, 2009)
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2010	2009	2010

SALES	$-	$-	$600

COSTS AND EXPENSES: Cost of sales
Selling, general and administrative	48,267	262	78,209

Interests	1,085	376	3,546

Exchange loss	-	-	3

TOTAL COSTS AND EXPENSES	49,352	638	81,758

NET (LOSS)	$(49,352)	$(638)	$(81,158)

Net (Loss) Per Share	$(0.00)	$(0.00)	$ N/A

Average weighted Number of Shares	14,403,750	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2010 and 2009 and Period of inception (May 6, 2009)
through August 31, 2010 (unaudited)

			Period from
			inception
	Three months	Three months	(May 6, 2009)
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2010	2009	2010

Net (loss)	$(49,352)	$(638)	$(81,158)

Changes in operating assets and liabilities:

Account receivable		-	(600)

Accrued expenses and sundry current liabilities	7,511	1,876	28,269

Net cash used by operating activities	$(41,841)	$1,238	$(53,489)

Financing activities

Sale of common stock		-	76,200

Offering costs		(1,500)	(27,155)
Proceeds of loans payable shareholder	32,995	262	64,880

Net cash provide by financing activities	$32,995	$1,238	$113,925

(Decrease) increase in cash	(8,846)	-	60,436

Cash- beginning of period	69,282	100	-

Cash - end of period	$60,436	$100	$60,436

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
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

NOTE 3--GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $49,352 for the three month ended August 31, 2010. The Company had no revenue for the three month period ended August 31, 2010. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans for the Company’s continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at August 31:

	2010	May 2010
Accrued interest	$3,140	$2,055
Accrued operating expenses	25,129	18,703
	$28,269	$20,758

NOTE 5--PAYABLE – STOCKHOLDERS’

For the three month period ended August 31, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $32,995. In 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. In 2010, the Company received additional loans from Michel St-Pierre in the amount of $16,835. At August 31, 2010, the loans amounted to $64,880. These loans carry an interest of 10% and are payable on demand.

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 5,761,500 were issued and outstanding as of August 31, 2010.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

The shareholder approved that the Company pay a stock dividend, please see Note 9 for details.

NOTE 7 -INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

As of August 31, 2010 the Company had net operating loss carry forwards of approximately $81,158. These net operating losses are being carried forward for subsequent years. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at August 31, 2010 are as follows:

F-7

2010
Deferred tax asset	$32,463
Valuation allowance	(32,463)
Net deferred tax asset	$0

NOTE 8 -RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2010, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $32,995. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. For the year ended May 31, 2010, the Company received loans of $16,835.These loans carry an interest of 10% and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

The shareholder approved that the Company pay a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend will be August 18, 2010.

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

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Company adopted the Accounting Standards Update (“ASU”), Fair Value Measurements and Disclosures – Improvising Disclosures about Fair Value Measurements.  The update requires new disclosures regarding transfers in and out of the Level l and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for level 2 and 3 fair value measurements.  It also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  There was no impact upon adoption of the new guideline on January 1, 2010 to the Company’s financial position or results of operations.  The Company does not expect there will be an impact to their financial position or results of operations for the additional disclosure requirements in 2011.

In February 2010, the FASB issued guidance for, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” in which it requires an entity that is a Securities and Exchange Commission (“SEC”) filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement than an SEC filer disclose the date through which subsequent events have been evaluated. The adoption of this standard has no effect on the Company’s results of operations or their financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 11 – LITIGATION

As of the filing of the present Quarterly report on Form 10-Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market (Machine-to-Machine (“M2M”) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially, we want to cover applications for fixed assets.

For the Three Month Period ended August 31, 2010

Overview

We posted net losses of $49,352 for the three month period ended August 31, 2010. For the three month period ended August 31, 2010 we had no gross revenues.

Total Cost and Expenses

For the three month period ended August 31, 2010, we incurred total costs and expenses of $49,352.

Selling, General and Administration

For the three month period ended August 31, 2010, we incurred selling, general and administration expenses of $48,267.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended August 31, 2010, we incurred a charge of $1,085.

Liquidity and Capital Resources

At August 31, 2010, we had $60,436 in cash, as opposed to $69,282 in cash at May 31, 2010. Total cash requirements for operations for the three month period ended August 31, 2010 was $41,841. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2011 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2011 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At August 31, 2010, we had total assets of $61,036 compared to total assets of $69,882 at May 31, 2010.

At August 31, 2010, we had total current liabilities of $93,667 compared to total current liabilities of $52,643 at May 31, 2010. The liabilities are mainly due to (i) accrued operational costs ($28,269), (ii) stock dividend payable $518 and (iii) loan notes from shareholders ($64,880).

For the three month period ended August 31, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $32,995. In 2009, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $15,050. In 2010, the Company received loans of $16,835. At August 31, 2010, the loans amounted to $64,880. These loans carry an interest of 10% and are payable on demand.

Our financial condition raises substantial doubt about our ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-160128).  Under the terms thereof we offered a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock at an offering price of $0.10 per share.  There is no underwriter involved in our offering.  On January 14, 2010, we completed our public offering and sold 761,500 shares of common stock for a total of $76,150. Since then, we have spent all the proceeds as follows:

Management salary	$0
Marketing	$0
Legal and accounting (offering costs)	$27,155
Working capital	$53,489

TOTAL	$80,644

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2010.

iMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.