Form 10-Q
period 2010-11-30
iMetrik M2M Solutions Inc.
filed 2011-01-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54093

iMETRIK M2M SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

740 Notre-Dame Street W
Suite 1555
Montreal, Quebec
Canada   H3C 3X6
(Address of principal executive offices, including zip code.)

(514) 904-2333
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,615,000 as of January 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET

	November 30,	May 31,
	2010	2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	51,946	69,282
Account receivable	600	600

TOTAL CURRENT ASSETS	52,546	69,882

TOTAL ASSETS	$52,546	$69,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	75,152	31,885
Stock dividend payable (note 6)	-	-
Accrued expenses and sundry current liabilities (note 4)	35,679	20,758

TOTAL CURRENT LIABILITIES	$110,831	$52,643

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock	$576	$58
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(107,848)	(31,806)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(58,285)	$17,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$52,546	$69,882

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS (DEFICIENCY)
Period of inception (May 6, 2009) to November 30, 2010 (unaudited)

Stockholders (Deficiency)
		Common stock
		Authorized
		500,000,000
Stockholders		Shares,	Additional
Equity		Par value	paid in	Accumulated	Offering
(Deficiency)	Shares	$0.00001	Capital	Deficit	Costs	Total

Period of Inception
(May 6,2009)	-	$-	$-	$-	$-	$-

Proceeds from
the issuance of
common stock	5,000,000	50	-	-	-	50

Offering costs					(15,000)	(15,000)

Net Loss		-	-	(294)		(294)
May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)

Proceeds from
the issuance of
common stock	761,500	8	76,142			76,150

Offering costs		-	-	-	(12,155)	(12,155)

Net Loss		-	-	(31,512)		(31,512)
May 31,2010	5,761,500	$58	$76,142	$(31,806)	$(27,155)	$17,239

Stock dividend (note 6)	51,853,500	518		(518)		-

Net Loss				(75,524)		(75,524)
November 30,2010	57,615,000	$576	$76,142	$(107,848)	$(27,155)	$(58,285)

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

Six months ended November 30, 2010 and 2009 and Period from May 6, 2009, (Inception)
through November 30, 2010 (unaudited)

			Period from
			inception
	Six months	Six months	(May 6, 2009)
	Ended	Ended	to
	November 30,	November 30,	November 30,
	2010	2009	2010

SALES	$-	$-	$600

COSTS AND EXPENSES: Cost of sales
Selling, general and administrative	72,548	3,934	102,490

Interests	2,976	819	5,437

Exchange loss	-	-	3

TOTAL COSTS AND EXPENSES	75,524	4,753	107,930

NET (LOSS)	$(75,524)	$(4,753)	$(107,330)

Net (Loss) Per Share	$(0.00)	$(0.00)	$ N/A

Average weighted Number of Shares	36,009,375	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2010 and 2009 and Period of inception (May 6, 2009)
through November 30, 2010 (unaudited)

			Period from
	Six months	Six months	inception
	Ended	Ended	(May 6, 2009) to
	November 30,	November 30,	November 30,
	2010	2009	2010

Net (loss)	$(75,524)	$(4,753)	$(107,330)

Changes in operating assets and liabilities:

Account receivable		-	(600)

Accrued expenses and sundry current liabilities	14,921	4,320	35,679

Net cash used by operating activities	$(60,603)	$433	(72,251)

Financing activities

Sale of common stock		-	76,200

Offering costs		(6,480)	(27,155)
Proceeds of loans payable shareholder	43,267	6,899	75,152

Net cash provide by financing activities	$43,267	$419	$124,197

(Decrease) increase in cash	(17,336)	(14)	51,946

Cash- beginning of period	69,282	100	-

Cash - end of period	$51,946	$86	$51,946

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $75,524 for the six month ended November 30, 2010. The Company had no revenue for the six month period ended November 30, 2010.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at November 30:

	2010	May 2010
Accrued interest	$4,891	$2,055
Accrued operating expenses	30,788	18,703
	$35,679	$20,758

NOTE 5 - PAYABLE – STOCKHOLDERS’

For the six month period ended November 30, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $43,267. In 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. In 2010, the Company received additional loans from Michel St-Pierre in the amount of $16,835. At November 30, 2010, the loans amounted to $75,152. These loans carry an interest of 10% and are payable on demand.

NOTE 6 - CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 57,615,000 were issued and outstanding as of November 30, 2010.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend was August 18, 2010.

NOTE 7 - INCOME TAXES

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

As of November 30, 2010 the Company had net operating loss carry forwards of approximately $107,330. These net operating losses are being utilized against the reported income for the three month period ended November 30, 2010. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at November 30, 2010 are as follows:

2010
Deferred tax asset	$42,824
Valuation allowance	(42,824)
Net deferred tax asset	$0

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2010, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $43,267. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. For the year ended May 31, 2010, the Company received loans of $16,835.These loans carry an interest of 10% and are payable on demand.

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

NOTE 10 – LITIGATION

As of the filing of the present Quarterly report on Form 10-Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market ( Machine-to-Machine (M2M) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially the Company wants to cover applications for fixed assets.

On November 30, 2010 the Company announced the receipt of a Letter of Intent from iMetrik Global Inc., granting it an exclusive license to use the iMetrik platform, including devices, network, and applications, to bring solutions to the Machine-to-Machine ("M2M") market.

For the Six Month Period ended November, 2010

Overview

We posted net losses of $75,524 for the six month period ended November 30, 2010. For the six month period ended November 30, 2010 we had no gross revenues.

Total Cost and Expenses

For the six month period ended November 30, 2010, we incurred total costs and expenses of $75,524.

Selling, General and Administration

For the six month period ended November 30, 2010, we incurred selling, general and administration expenses of $72,548.

Interest

We calculate interest in accordance with the respective note payable. For the six month period ended November 30, 2010, we incurred a charge of $2,976.

Liquidity and Capital Resources

At November 30, 2010, we had $51,946 in cash, as opposed to $69,282 in cash at May 31, 2010. Total cash requirements for operations for the six month period ended November 30, 2010 was $60,603. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2011 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2011 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At November 30, 2010, we had total assets of $52,546 compared to total assets of $69,882 at May 31, 2010.

At November 30, 2010, we had total current liabilities of $110,831 compared to total current liabilities of $52,643 at May 31, 2010. The liabilities are mainly due to (i) accrued operational costs ($35,679) and (ii) loan notes from shareholders ($75,152).

For the six month period ended November 30, 2010, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $43,267. In 2009, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $15,050. In 2010, the Company received loans of $16,835. At November 30, 2010, the loans amounted to $75,152. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered -by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.                      USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-160128).  Under the terms thereof we offered a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock at an offering price of $0.10 per share.  There is no underwriter involved in our offering.  On January 14, 2010, we completed our public offering and sold 761,500 shares of common stock for a total of $76,150. Since then, we have spent the proceeds as follows:

Legal and accounting (offering costs)	$27,155
Working capital	$53,489

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of January, 2010.

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