Form 10-Q
period 2011-02-28
iMetrik M2M Solutions Inc.
filed 2011-04-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54093

iMETRIK M2M SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

740 Notre-Dame Street W
Suite 1555
Montreal, Quebec
Canada  H3C 3X6
(Address of principal executive offices, including zip code.)

(514) 904-2333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☒     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,615,000 as of April 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET

	February 28,	May 31,
	2011	2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	43,137	69,282
Account receivable	600	600

TOTAL CURRENT ASSETS	43,737	69,882

TOTAL ASSETS	$43,737	$69,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Note payable-stockholders (note 6)	75,423	31,885
Note payable ( note 5 )	65,325	-
Accrued expenses and sundry current liabilities (note 4)	56,951	20,758

TOTAL CURRENT LIABILITIES	$197,699	$52,643

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock	$576	$58
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(203,525)	(31,806)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	$(153,962)	$17,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$43,737	$69,882

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS (DEFICIENCY)
Period of inception (May 6, 2009) to February 28, 2011 (unaudited)

Stockholders (Deficiency)
Stockholders Equity (Deficiency)	Shares	Common stock Authorized 500,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total
Period of Inception (May 6,2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs					(15,000)	(15,000)
Net Loss		-	-	(294)		(294)
May 31,2009	5,000,000	$50	$-	$(294)	$(15,000)	$(15,244)
Proceeds from the issuance of common stock	761,500	8	76,142			76,150
Offering costs		-	-	-	(12,155)	(12,155)
Net Loss		-	-	(31,512)		(31,512)
May 31,2010	5,761,500	$58	$76,142	$(31,806)	$(27,155)	$17,239
Stock dividend (note 9)	51,853,500	518		(518)		-
Net Loss				(171,201)		(171,201)
February 28, 2011	57,615,000	$576	$76,142	$(203,525)	$(27,155)	$(153,962)

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

Nine months ended February 28, 2011 and 2010 and Period from May 6, 2009, (Inception)
through November 30, 2010 (unaudited)

	Nine months	Nine months	Period from inception (May 6, 2009)
	Ended February 28, 2011	Ended February 28, 2010	to February 28, 2011

SALES	$-	$-	$600

COSTS AND EXPENSES: Cost of sales
Selling, general and administrative	165,096	3,934	195,038

Interests	6,105	819	8,566

Exchange loss	-	-	3

TOTAL COSTS AND EXPENSES	171,201	4,753	203,607

NET (LOSS)	$(171,201)	$(4,753)	$(203,007)

Net (Loss) Per Share	$(0.00)	$(0.00)	$ N/A

Average weighted Number of Shares	43,211,250	5,000,000	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF CASH FLOWS
Nine months ended February 28, 2011 and 2010 and Period of inception (May 6, 2009)
through February 28, 2011 (unaudited)

	Nine months Ended February 28, 2011	Nine months Ended February 28, 2010	Period from inception (May 6, 2009) to February 28, 2011
Net (loss)	$(171,201)	$(12,360)	$(203,007)

Changes in operating assets and liabilities:

Account receivable		(600)	(600)
Note payable	65,325		65,325
Accrued expenses and sundry current liabilities	36,193	12,037	56,951

Net cash used by operating activities	$(69,683)	$(923)	$(81,331)

Financing activities

Sale of common stock	518	76,150	76,718

Offering costs	(518)	(12,155)	(27,673)
Proceeds of loans payable shareholder	43,538	13,039	75,423

Net cash provide by financing activities	$43,538	$77,034	$124,468

(Decrease) increase in cash	(26,145)	76,111	43,137

Cash- beginning of period	69,282	100	-

Cash - end of period	$43,137	$76,211	$43,137

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009.  The Company’s specific goal was to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations.  On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market ( Machine-to-Machine (M2M) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially the Company wants to cover applications for fixed assets.

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

NOTE 3--GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $171,201 for the nine month ended February 28, 2011. The Company had no revenue for the nine month period ended February 28, 2011.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at February 28:

	2011	May 2010
Accrued interest	$8,048	$2,055
Accrued operating expenses	48,903	18,703
	$56,951	$20,758

NOTE 5—PAYABLE

In 2010, the Company received loans from Capex Investments Limited in the amount of $65,325. The amount owed to Capex Investments Limited at December 31 is $65,325. These loans carry an interest of 10% and are payable on demand.

NOTE 6--PAYABLE – STOCKHOLDERS’

For the nine month period ended February 28, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $43,538. In 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. In 2010, the Company received additional loans from Michel St-Pierre in the amount of $16,835. At February 28, 2011, the loans amounted to $75,423. These loans carry an interest of 10% and are payable on demand.

NOTE 7 --CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 57,615,000 were issued and outstanding as of February 28, 2011.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend was August 18, 2010.

NOTE 8 -INCOME TAXES

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

As of February 28, 2011 the Company had net operating loss carry forwards of approximately $171,201. These net operating losses are being utilized against the reported income for the three month period ended February 28, 2011. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at February 28, 2011 are as follows:

2011
Deferred tax asset	$68,308
Valuation allowance	(68,308)
Net deferred tax asset	$0

NOTE 9 -RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2011, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $43,538. In the year ended May 31, 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. For the year ended May 31, 2010, the Company received loans of $16,835.These loans carry an interest of 10% and are payable on demand.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

New accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 11 – LITIGATION

As of the filing of the present Quarterly report on Form 10-Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended February 28, 2011, (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Nine Month Period ended February, 2011

Overview

We posted net losses of $171,201 for the nine month period ended February 28, 2011. For the nine month period ended February 28, 2011 we had no gross revenues.

Total Cost and Expenses

For the nine month period ended February 28, 2011, we incurred total costs and expenses of $171,201.

Selling, General and Administration

For the nine month period ended February 28, 2011, we incurred selling, general and administration expenses of $165,096.

Interest

We calculate interest in accordance with the respective note payable. For the nine month period ended February 28, 2011, we incurred a charge of $6,105.

Liquidity and Capital Resources

At February 28, 2011, we had $43,137 in cash, as opposed to $69,282 in cash at May 31, 2010. Total cash requirements for operations for the nine month period ended February 28, 2011 was $69,683. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2011 will be between $75,000 thousand to $200,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the fourth quarter of 2011 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At February 28, 2011, we had total assets of $43,737 compared to total assets of $69,882 at May 31, 2010.

At February 28,2011, we had total current liabilities of $197,699 compared to total current liabilities of $52,643 at May 31, 2010. The liabilities are mainly due to (i) accrued operational costs ($56,951), (ii) note payable ($65,325) and (iii) loan notes from shareholders ($75,423).

For the nine month period ended February 28, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $43,538. In 2009, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $15,050. In 2010, the Company received loans of $16,835. At February 28, 2011, the loans amounted to $75,423. These loans carry an interest of 10% and are payable on demand.

For the nine month period ended February 28, 2011, the Company received loans from Capex Investments Limited, a shareholder, in the amount of $65,325. At February 28, 2011, the loans amounted to $65,325. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal and accounting (offering costs)	$27,155
Working capital	$48,995

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2011.

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