Form 10-K
period 2011-05-31
iMetrik M2M Solutions Inc.
filed 2011-08-19
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2011

Commission file number 000-54093

IMETRIK M2M SOLUTIONS INC.
(Formerly known as Montreal Services Company)
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

740 Notre-Dame Street W
Suite 1555
Montreal, Quebec
Canada H3C 3X6
(Address of principal executive offices)

(514) 904-2333
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 10, 2011 - $1,142,250

PART I.

ITEM 1.          BUSINESS.

iMetrik M2M’s mission is to be recognized as a world leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, the iMetrik M2M platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

iMetrik’s M2M solutions improve the management of remote assets. The Company provides technically sophisticated, user friendly web-based access to the operating information gathered from remote assets such as stationary equipment like motors, vending machines, heating and air conditioning systems, through the use of an open wireless platform. This information is tailored to meet client’s financial, operational and/or security needs.

Our system solution includes rugged devices with wireless communication, a GPS chipset, sensors, and web-applications to monitor assets, warn managers of out of tolerance situations and provide timely and accurate information about asset utilization in order to feed key decision-making.

The solution combines wireless devices, embedded operating systems, a wireless gateway to the network carriers, web applications and a secure hosting environment to provide carrier grade service to customers.

History

We were incorporated under the laws of the State of Nevada on May 6, 2009. We were originally formed with the intent of creating a profitable service for placing Canadian citizens in accounting positions with Canadian corporations.  From the date of our incorporation until August 5, 2010, we were in the business of placing Canadian citizens in accounting positions with Canadian accounting firms and corporations located in the Province of Quebec.

On August 5, 2010, we filed a Certificate of Amendment with the State of Nevada, changing our name from “Montreal Services Company” to “iMetrik M2M Solutions Inc.” to reflect the new business orientation of the Company to be a solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol IMEK.

We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 740 Notre-Dame Street W, Suite 1555, Montreal, Quebec, Canada H3C 3X6.

Our management has no expertise in providing any such services. Michel St-Pierre, our sole officer and director, is responsible for all of our operations.

Overview

On January 28, 2011, we signed a Business Development Agreement with iMetrik Global Inc., granting an exclusive license to use the iMetrik platform, including devices, network, and applications, to bring solutions to the Machine-to-Machine (“M2M”) market.

Under the terms of the agreement, iMetrik M2M Solutions Inc. will have the exclusive right to market and distribute M2M solutions for stationary asset markets worldwide using the iMetrik technologies developed over the last six years, as well as developing new applications based on the iMetrik platform. This includes industrial, commercial and personal market segments such as building management, lighting systems, vending machines, point of sale terminals, information technology equipment, power supply systems, remote healthcare monitoring and mobile internet devices.

M2M refers to solutions that enable machines to communicate with a central server without requiring human intervention. M2M is not a new technology. In fact, it is based on a combination of several mature electronics, information and telecommunications technologies. M2M is mainly driven by the wide adoption of wireless network technologies, which served to open new markets namely for mobile assets, ease deployment and greatly reduce costs.

Over the past few years, standardized packet data wireless technologies, such as GSM/GPRS, WiFi, and adoption of Internet Protocol (IP) standards have enabled the creation of M2M solutions previously not economically viable nor technically possible. As observed in many industries, the adoption of standards has accelerated implementation of M2M solutions. Many different asset-intensive industries, and particularly large enterprises, are now aware of the potential benefits that M2M represents for their operations, for example, helping reduce costs and optimize the utilization of resources and assets. Additionally these solutions can assist in preventive maintenance services, or launching new product offerings, creating new sources of revenue.

Inefficient management of assets, especially in asset-intensive industries such as utilities, transportation, discrete and process manufacturing, leads to overspending, lost production time, and dissatisfied customers.  As a result these can erode corporate profitability. To improve asset utilization companies are adopting enterprise asset management solutions to enhance overall profitability; asset utilization and asset performance; reduce equipment downtime; and increase inventory turns.

Geographical market

We promote our services in North America.  We intend to expand our operations to other geographical areas as we generate additional adequate revenues.

Market

Numerous market sectors fall comfortably under the M2M umbrella due to the need to respond to a wide array of requirements, depending on the nature of the machine and its location. The company has the exclusive right to market and distribute M2M solutions for stationary asset markets worldwide using the iMetrik technologies developed over the last six years, as well as developing new applications based on the iMetrik platform. This includes industrial, commercial and personal market segments such as building management, lighting systems, vending machines, point of sale terminals, information technology equipment, power supply systems, security, remote healthcare monitoring and mobile internet devices. The company will initially focus on Equipment Monitoring markets representing a $100 billion market opportunity.

Website

We created and are maintaining a website which allows us to market our services on the Internet.

Competition

Because we are small and in a start-up phase, we face stiff competition from other employment agencies that have far more capital than we do.  Our competitive position within the industry is negligible in light of the fact that we have just started our operations.  Older, well established employment Companies with records of success will attract qualified clients away from us.  There are numerous competitors within our field.  These competitors are moderately sized and ones we hope to emulate in the future. Those Companies have established reputations and have built extensive client relationships within the industry.  Since we have just started operations, we cannot compete with them on the basis of reputation.  We compete with them on the basis of price and services and we hope to be able to provide a higher quality personal service to our initial customers.  We do this by spending and devoting more time to clients.  We believe this higher quality personal service distinguishes us.

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

Employees and employment agreements

At present, we had two employment contracts. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The “Engagement Period” is for one year. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” is for one year.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.  There are presently no personal benefits available to our officers and directors.  Mr. St-Pierre handles our administrative duties.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. The Company believes that its current office facilities will be sufficient for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 3/1/11 to 5/31/11	0.48	0.30
Third Quarter: 12/1/10 to 2/28/11	0.45	0.35
Second Quarter: 9/1/10 to 11/30/10	0.00	0.00
First Quarter: 6/1/10 to 8/30/10	0.15	0.15

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 3/1/10 to 5/31/10	0.00	0.00
Third Quarter: 12/1/09 to 2/28/10	0.00	0.00
Second Quarter: 9/1/09 to 11/30/09	0.00	0.00
First Quarter: 6/1/09 to 8/30/09	0.00	0.00

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol IMEK. The shares trading of our common stock began on July 6, 2010.

Holders

As of May 31, 2011, we had forty stockholders of record.

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

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2011 (this “Report”). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Since inception, we have incorporated the company, retained an attorney to prepare a registration statement, retained an auditor to audit our financial statements, and prepared a registration statement.  We have created and are maintaining a website which allows us to market our services on the Internet. We have started our operations.

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

Over the past few months, we have hired independent contractors that have worked on developing M2M systems to serve major clients that are counting on us to open new markets for them in wireless M2M, the "Internet of Things".

They have evaluated, implemented and are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform.

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

Business Plan

We intend to be a provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, the iMetrik M2M platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

We intend to concentrate on recurring service revenues, as more and more product functionalities will be marketed, thus building a large base for pay-per-use fees, which will be based on the nature of the service rendered.

The initial sales strategy consisted in identifying existing sales organizations which were subject matter experts (SME) in the verticals they served, and allowing them to sell under their own brand name. The strong recognition by the market of the superiority of the iMetrik product over all competition leads us to undertake selling under our own brand in the verticals being currently addressed, as well as in future verticals. When stand-alone branding will not be feasible, co- branding will be preferred.

Our method of developing value is based upon technological vertical integration. The company offers its clients a complete wireless service delivery chain to allow them to efficiently deploy M2M solutions worldwide. iMetrik M2M enables an “M2M Solution in a box,” a one-stop-shop or an end-to-end wireless solution allowing their clients to quickly deploy and compete in the M2M wireless space.

Through its license from iMetrik Global, we act as an MVNO, operating in the M2M ecosystem. The company supplies wireless devices and web applications but without the ownership of the radio frequencies. MVNOs, by definition, are companies that provide wireless devices, applications, and purchase wholesale airtime on an existing wireless network to provide their own branded services to end-users.

To the market segments initially addressed, our offering covers the entire value chain: Device, Network and Application. Due to its unique technology, the company is able to market various ranges of service. Large organizations, for instance, could decide to host the data themselves and manage the client interface, while using our device, network access and application enablers. At the other end of the spectrum, some clients might need to operate with a modified device, integrating the actual network access component of our device. Content providers could market their own applications to iMetrik M2M’s installed base of customers. Finally, we may also partner with mobile carriers to provide network access to a growing number of M2M service providers. In all cases, we will favor revenue models based on recurring usage service fees, based on the value of the service for the end user.

Results of Operations

For the Twelve Month Period ended May 31, 2011

Overview

We posted net losses of $318,267 for the year ended May 31, 2011 as compared to net losses of $31,512 last year. The loss resulted mainly from selling, general and administrative expenses.

For the year ended May 31, 2011, the Company has spent $165,275 in professional fees, $105,000 in salary and $23,384 in research and development.

Sales

For the year ended May 31, 2011 we had no gross revenues as compared to gross revenues of $600 in 2010.

Total Cost and Expenses

For the year ended May 31, 2011, we incurred total costs and expenses of $318,267. This compared $32,112for last year.

Of the foregoing, $308,609 was for selling, general and administration expenses and $9,658 was for interest on our liabilities.

Interest

We calculate interest in accordance with the respective note payable. For the year ended May 31, 2011, we charged $9,658. This compared to $2,461 for last year. The increase is caused by short term loans with high interest.

Liquidity and Capital Resources

At May 31, 2011, we had $15,324 in cash, as opposed to $69,882 in cash at May 31, 2010. Total cash requirements for operations for the twelve month period ended May 31, 2011 was $142,156. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2012 will be between $100,000 to $250,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2012 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2011, we had total current liabilities of $316,952 compared to total current liabilities of 52,643 at May 31, 2010. The liabilities are mainly due to (i) accrued operational costs ($85,544) and (ii) loan notes from shareholders ($120,083) and (iii) loan note payable ($111,325).

On May 31, 2011 we received loans from Michel St-Pierre, our sole officer and director, in the amount of $72,083. These loans carried an interest of 10% and is payable on demand.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending May 31, 2011. With respect to the audited year ending May 31, 2011, we incurred losses of $318,267 (compared with losses of $31,512 for the same period last year). We had negative working capital for the year ending May 31, 2011 of $301,028, (compared with positive working capital of $17,239 for the same period last year), and a stockholders' deficiency of $301,028 as of May 31, 2011 (compared with a stockholders' equity of $17,239 audited as of May 31, 2010).  All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2011, our auditors may issue an opinion in their audit report for the year ended May 31, 2011 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have very limited business operating history.  In November, 2009 we placed a Canadian citizen in a temporary accounting position with a Canadian corporation. The contract was for one month.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imetrik M2M Solutions, Inc.
(Formerly known as Montreal Services Company)
Mont St-Hilaire, Quebec
Canada  J3H 4T7

We have audited the accompanying balance sheet of Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company). as of May 31, 2011 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended May 31, 2011 and the period from inception (May 6, 2009) to May 31, 2011 These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imetrik M2M Solutions, Inc. (formerly known as Montreal Services Company) as of May 31, 2011 and the results of its operations and its cash flows for the year ended May 31, 2011 and for the period from inception (May 6, 2009) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, the Company posted a net loss of $318,267 for the year ended May 31, 2011 and has incurred operating losses since it’s inception. The Company had no in revenue for the year ended May 31, 2011.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARITZ & COMPANY, P.A.

Hackensack, New Jersey
August 5, 2011

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET
May 31,

	2011	2010

ASSETS

CURRENT ASSETS
Cash	$15,324	$69,282
Account receivable	600	600

TOTAL CURRENT ASSETS	15,924	69,882

TOTAL ASSETS	$15,924	$69,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Note payable-stockholders (note 5)	120,083	31,885
Note payable (note 5)	111,325	-
Accrued expenses and sundry current liabilities (note 4)	85,544	20,758

TOTAL CURRENT LIABILITIES	$316,952	$52,643

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock	$576	$58
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(350,591)	(31,806)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$(301,028)	$17,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$15,924	$69,882

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to May 31, 2011

Stockholders Equity (Deficiency)

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 500,000,000 Shares, Par value $0,00001	Additional paid in Capital	Accumulated Deficit	Offering Costs	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-
Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50
Offering costs			-	-	(15,000)	(15,000)
Net Loss			-	(294)	-	(294)
May 31, 2009	5,000,000	50	-	(294)	(15,000)	(15,244)
Proceeds from the issuance of Common stock	761,500	8	76,142	-	-	76,150
Offering costs			-	-	(12,155)	(12,155)
Net Loss			-	(31,512)	-	(31,512)
May 31, 2010	5,761,500	58	76,142	(31,806)	(27,155)	17,239
Stock dividend (note 7)	51,853,500	518		(518)		-
Net Loss				(318,267)		(318,267)
May 31, 2011	57,615,000	$576	$76,142	$350,591	$(27,155)	$(301,028)

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2011	Period from inception (May 6, 2009 ) to May 31, 2011

SALES	$-	$600

COSTS AND EXPENSES:	-	-
Selling, general and administrative	285,225	315,167
Research and Development	23,384	23,384

Interest	9,658	12,119
Exchange loss	-	3

TOTAL COSTS AND EXPENSES	318,267	350,673

NET LOSS	$(318,267)	$(350,073)

Net (Loss) Gain Per Share	$(0.06)	$(0.07)

Average weighted Number of Shares	5,119,274	5,119,274

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended May 31, 2011	Period from inception (May 6, 2009 ) to May 31, 2011

Net (loss) gain	$(318,267)	$(350,073)

Changes in operating assets and liabilities:

Account receivable	-	(600)

Accrued expenses and sundry current liabilities	64,786	85,544

Net cash used by operating activities	$(253,481)	$(265,129)

Financing activities

Sale of common stock	518	76,718

Offering costs	(518)	(27,673)
Proceeds of loans payable shareholder	88,198	120,083
Proceeds of loans payable	111,325	111,325

Net cash provided by financing activities	$199,523	$280,453

Decrease in cash	(53,958)	15,324

Cash- beginning of period	69,282	-

Cash - end of period	$15,324	$15,324

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

The Company cash balances accounts at institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, deposits, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

*	level l - quoted prices in active markets for Identical assets or liabilities
*	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), "Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

ORGANIZATIONAL

Organizational costs, which relate to the Company start-up organization, are expenses as incurred. Such costs are included in selling, general and administrative costs.

OFFERING COSTS

Offering costs, which relate to the Company Registration Statement on form S-1, are taken directly as a reduction of shareholders equity as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

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

NOTE 3--GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $318,267 for the year ended May 31, 2011 as compared to net loss of $31,512 last year. The Company had no revenue for the year ended May 31, 2011.These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2011	2010
Accrued interest	$11,429	$2,055
Accrued operating expenses	74,115	18,703
	$85,544	$20,758

NOTE 5—PAYABLE

In 2011, the Company received loans from Capex Investments Limited in the amount of $111,325. The amount owed to Capex Investments Limited at May 31 is $111,325. These loans carry an interest of 10% and are payable on demand.

NOTE 6--PAYABLE – STOCKHOLDERS’

In 2009, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $15,050. In 2010, the Company received additional loans from Michel St-Pierre in the amount of $16,835. In 2011, the Company received additional loans from Michel St-Pierre in the amount of $88,198. At May 31, 2011, the loans amounted to $120,083. These loans carry an interest of 10% and are payable on demand.

NOTE 7 -CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 57,615,000 were issued and outstanding at of May 31, 2011.

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

As of May 31, 2011 the company had net operating loss carry forwards of approximately $350,073. These net operating losses are being utilized against the reported income for the year ended May 31, 2011. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at May 31, 2011 are as follows:

	2011	2010

Deferred tax asset	$140,066	$12,729
Valuation allowance	(140,066)	(12,729)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 10 -RELATED PARTY TRANSACTIONS

In 2009, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $15,050. In 2010, the Company received loans of $16,835. In 2011, the Company received loans of $88,198.The amount owed to Michel St-Pierre at May 31, 2011 is $120,083. These loans carry an interest of 10% and are payable on demand.

In 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Michel St-Pierre to provide us with consulting services relating to financial, accounting and management relating to the corporate activities of the Company’s management.  The Agreement has a one year term, and for his services Michel St-Pierre will be paid a fee at the rate of Ninety Six Thousand Dollars ($96,000) per annum.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

NOTE 12 – LITIGATION

As of the filing of the present Annual report on form 10-K, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2011, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.       OTHER INFORMATION.

We failed to file a Form 8-K disclosing the execution of a consulting agreement with Michel St-Pierre, which was due at the SEC on June 6, 2011.

We failed to file a Form 8-K disclosing the execution of a consulting agreement with Jean-Paul Langlais, which was due at the SEC on June 6, 2011.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michel St-Pierre	49	president, principal executive officer, principal
941 de Calais street,		accounting officer, principal financial officer,
Mont St-Hilaire, Quebec,		secretary, treasurer and sole member of the board of
Canada, J3H 4T7		directors

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

Biographical Information Regarding Officers and Directors

Michel St-Pierre, President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

All officer, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to our Form 10-K on August 20, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K on August 20, 2010.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to our Form 10-K on August 20, 2010.

As of May 31, 2011, we had one director. Mr. St-Pierre is not independent.

ITEM 11.        EXECUTIVE COMPENSATION.

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

Executive Compensation Summary
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michel St-Pierre	2011	57,000	0	0	0	0	0	0	57,000
President, Treasurer,	2010	6,000	0	0	0	0	0	0	6,000
CEO, CFO,Secretary	2009	0	0	0	0	0	0	0	0

(1)           Includes $48,000 paid pursuant to Consulting Agreement dated May 31, 2011.

Employment Contracts

During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The “Engagement Period” is for one year. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” is for one year.  The consideration to be received by Mr. St-Pierre is $8,000 per month.  The consideration to be received by Mr. Langlais is $8,000 per month.

Other Executive Officers

During 2011, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors’ Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michel St-Pierre	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2011.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The percentage of ownership set forth below reflects each holder's ownership interest in the 57,615,000 shares of our common stock outstanding as of August 18, 2011.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michel St-Pierre (2)	50,000,000	0	50,000,000	86.78%
941 de Calais street,
Mont St-Hilaire, Quebec,
Canada, J3H 4T7

All executive officers and directors as a group (1 person)	50,000,000	0	50,000,000	86.78%

Equity Incentive Plan

The Company does not have an Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Michel St-Pierre

On May 31, 2011, the Company had received loans from Michel St-Pierre, a shareholder, in the amount of $120,083. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The amount owed to stockholder at May 31, 2011 is $120,083.

On June 6, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Michel St-Pierre to provide us with consulting services relating to financial, accounting and management relating to the corporate activities of the Company’s management.  The Agreement has a one year term, and for his services Michel St-Pierre will be paid a fee at the rate of Ninety Six Thousand Dollars ($96,000) per annum.

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

2011	$3,850
2010	$3,055

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0
2010	$0

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0
2010	$0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0
2010	$0

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

PART IV. OTHER INFORMATION

ITEM 15.        EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.				X

10.2	Consulting Agreement – Jean-Paul Langlais.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August 2011.

IMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE	President, Chief Executive Officer, Treasurer, Chief	August 19, 2011
Michel St-Pierre	Financial Officer, and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.				X

10.2	Consulting Agreement – Jean-Paul Langlais.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3