Form 10-Q
period 2011-08-31
iMetrik M2M Solutions Inc.
filed 2011-10-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,615,000 as of October 15, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
BALANCE SHEET

	August 31,	May 31,
	2011	2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	27,344	15,324
Account receivable	600	600

TOTAL CURRENT ASSETS	27,944	15,924

TOTAL ASSETS	$27,944	$15,924

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 6)	144,999	120,083
Note- payable (note 5)	166,164	111,325
Accrued expenses and sundry current liabilities (note 4)	121,698	85,544

TOTAL CURRENT LIABILITIES	$432,861	$316,952

STOCKHOLDERS’ DEFICIENCY

Common stock, $.00001 par value, 500,000,000 shares authorized, 57,615,000 shares issued and outstanding	$576	$576
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated deficit	(81,158)	(81,158)
Deficit accumulated during development stage	(373,322)	(269,433)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(404,917)	$(301,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$27,944	$15,924

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

Three months ended August 31, 2011 and 20010 and Beginning of development stage (September 1st, 2010), through August 31, 2011 (unaudited)

			Beginning of
			development stage
			(September 1st,
	Three months	Three months	2010)
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2011	2010	2011

SALES	$-	$-	$-

COSTS AND EXPENSES: Cost of sales

Research and development	30,776	-	54,160
Selling, general and administrative	66,450	48,267	303,408

Interests	6,663	1,085	15,236

Stock dividend	-	-	518

Exchange loss	-	-	-

TOTAL COSTS AND EXPENSES	103,889	49,352	373,322

NET (LOSS)	$(103,889)	$(49,352)	$(373,322)

Net (Loss) Per Share	$(0.00)	$(0.00)	$ N/A

Average weighted Number of Shares	57,615,000	14,403,750	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2011 and 2010 and Beginning of development stage (September 1st, 2010)
through August 31, 2011 (unaudited)

			Beginning of
			development stage
			(September 1st,
	Three months	Three months	2010)
	Ended	Ended	to
	August 31,	August 31,	August 31,
	2011	2010	2011

Net loss	$(103,889)	$(49,352)	$(373,322)

Changes in operating assets and liabilities:

Account receivable		-	-
Stock dividend		-	518

Accrued expenses and sundry current liabilities	36,154	7,511	93,429

Net cash used in operating activities	$(67,735)	$(41,841)	$(279,375)

Financing activities

Sale of common stock		-	518
Offering costs		-	(518)
Proceeds of loans payable shareholder	24,916	32,995	80,119
Proceeds of loans payable	54,839	-	166,164

Net cash provide by financing activities	$79,755	$32,995	$246,283

(Decrease) increase in cash	12,020	(8,846)	(33,092)

Cash- beginning of period	15,324	69,282	60,436

Cash - end of period	$27,344	$60,436	$27,344

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company currently has operations but no revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from May 6, 2009 to the current balance sheet date.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $103,889 for the three month ended August 31, 2011. The Company had no revenue for the three month period ended August 31, 2011.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	August 31, 2011	May 31, 2011
Accrued interest	$17,899	$11,429
Accrued operating expenses	103,799	74,115
	$121,698	$85,544

NOTE 5 – NOTE PAYABLE

For the three month period ended August 31, 2011, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $54,839. In 2011, the Company received loans from Capex Investments Limited in the amount of $111,325. The amount owed to Capex Investments Limited at August 31 is $166,164. These loans carry an interest of 10% and are payable on demand.

NOTE 6 – PAYABLE – STOCKHOLDERS’

For the three month period ended August 31, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $24,916. In 2011, the Company received additional loans from Michel St-Pierre in the amount of $88,198. At August 31, 2011, the loans amounted to $144,999. These loans carry an interest of 10% and are payable on demand.

NOTE 7 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 57,615,000 were issued and outstanding as of August 31, 2011.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend was August 18, 2010.

NOTE 8 – INCOME TAXES

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

As of August 31, 2011 the Company had net operating loss carry forwards of approximately $454,480. These net operating losses are being utilized against the reported income for the three month period ended August 31, 2011. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at August 31, 2011 are as follows:

2011
Deferred tax asset	$176,588
Valuation allowance	(176,588)
Net deferred tax asset	$0

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments or contingencies.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2011, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $24,916. For the year ended May 31, 2011, the Company received loans of $88,198. The amount owed to Michel St-Pierre at August 31, 2011 is $144,999.These loans carry an interest of 10% and are payable on demand.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

During the past few months, we have hired independent contractors that have worked on developing M2M systems to serve major clients that are counting on us to open new markets for them in wireless M2M, the "Internet of Things".

They have evaluated, implemented and are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform.

On July 7, 2011, we nominated Jonathan Barratt Chief Technical Officer (CTO) of the company, and as such he will oversee all technical developments for iMetrik M2M, as well as keep a close relationship with the clients to guarantee the development and delivery of all product lines. We also nominated, Medhat Mahmoud as VP Technology and Strategy.

On July 26, 2011, we completed the development of our game changing Cellular Gateway. The Company is ready to introduce the market to its technology platform, one which opens up new possibilities in the Machine to Machine world by offering a plug and play system for deploying an entirely wireless M2M solution in a single step.

On July 26, 2011, iMetrik M2M and Monnit Corporation announced a partnership that will enable them to offer the Machine-To-Machine (M2M) market a plug-and-play, end-to-end, cellular enabled wireless sensing solution.

Using Monnit’s wireless sensors and iMonnit web application, and iMetrik’s M2M Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum.

For the Three Month Period ended August 31, 2011

Overview

We posted net losses of $103,889 for the three month period ended August 31, 2011. For the three month period ended August 31, 2011 we had no gross revenues. We are not generating revenues because we are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform. This prototype iteration is the final production design for production that will be delivered to customers.

For the three month period ended August 31, 2011, the Company has spent $6,895 in professional fees, $48,000 in salary and $30,776 in research and development. This is compared to development stage expenditures for the three month period ended of August 31, 2010, were $3,000 in salaries, $32,162 in consulting and $12,456 in professional fees.

Total Cost and Expenses

For the three month period ended August 31, 2011, we incurred total costs and expenses of $103,889. This compared to $48,267 for the same periods of 2010. The increase in total cost and expenses resulted from the salary and the research and development expenses.

Selling, General and Administration

For the three month period ended August 31, 2011, we incurred selling, general and administration expenses of $66,450. This compared to $48,267for the same periods last year. The increase is primarily related to the salary expense.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended August 31, 2011, we incurred a charge of $6,663. This compared to $1,085 for the same period of the previous year. The increase reflects the debts increase.

Liquidity and Capital Resources

At August 31, 2011, we had $27,344 in cash, as opposed to $15,324 in cash at May 31, 2011. Total cash requirements for operations for the three month period ended August 31, 2011 was $67,735. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2012 will be between $125,000 thousand to $500,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2012 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no -assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At August 31, 2011, we had total assets of $27,944 compared to total assets of $15,924 at May 31, 2011.

At August 31, 2011, we had total current liabilities of $432,861 compared to total current liabilities of $316,952 at May 31, 2011. The liabilities are mainly due to (i) accrued operational costs
($121,698), (ii) note payable $166,164 and (iii) loan notes from shareholders ($144,999).

For the three month period ended August 31, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $24,916. In 2011, the Company received loans of $88,198. As of August 31, 2011, the loans amounted to $144,999. These loans carry an interest of 10% and are payable on demand.

Our financial condition raises substantial doubt about our ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through -private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal and accounting (offering costs)	$27,155
Working capital	$48,995

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2011.

iMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X