Form 10-Q
period 2011-11-30
iMetrik M2M Solutions Inc.
filed 2012-01-17
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54093

iMETRIK M2M SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

740 Notre-Dame Street W, Suite 1555
Montreal, Quebec, Canada   H3C 3X6
(Address of principal executive offices, including zip code)

(514) 904-2333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,615,000 as of January 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
BALANCE SHEET

	November 30,	May 31,
	2011	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash	8,523	15,324
Account receivable	600	600

TOTAL CURRENT ASSETS	9,123	15,924

TOTAL ASSETS	$9,123	$15,924

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 6)	168,141	120,083
Note payable (note 5)	195,663	111,325
Accrued expenses and sundry current liabilities (note 4)	176,021	85,544

TOTAL CURRENT LIABILITIES	$539,825	$316,952

STOCKHOLDERS’ DEFICIENCY

Common stock 500,000,000 shares authorized, par value $0.00001, 57,615,000 and 57,615,000 shares, respectively	$576	$576
Additional paid in capital	76,142	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(499,107)	(269,433)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(530,702)	$(301,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,123	$15,924

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

Six months ended November 30, 2011 and 2010 and
Three months ended November 30, 2011 and 2010
(unaudited)

					Beginning of
					development
					stage September
	Six Months	Six Months	Three Months	Three Months	1st, 2010
	ended	ended	ended	ended	to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011

SALES	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	127,501	72,548	61,051	24,281	364,459

Research and Development	87,045		56,269		110,429

Stock dividend					518

Interest	15,128	2,976	8,465	1,841	23,701

Foreign exchange loss (gain)	-	-	-	-	-

TOTAL COSTS AND EXPENSES	229,674	75,524	125,785	26,122	499,107

NET LOSS	(229,674)	(75,524)	(125,785)	(26,122)	(499,107)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	57,615,000	57,615,000	57,615,000	57,615,000	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2011 and 2010 and Beginning of development stage (September 1st, 2010)
to November 30, 2011 (unaudited)

			Beginning of
			development stage
	Six Months	Six Months	September 1,
	ended	ended	2010 to
	November 30,	November 30,	November 30,
	2011	2010	2011

Net loss	$(229,674)	$(75,524)	$(499,107)

Changes in operating assets and liabilities:

Account receivable		-	-
Stock dividend		-	518
Accrued expenses and sundry current liabilities	90,477	14,921	147,752

Net cash used in operating activities	$(139,197)	$(60,603)	$(350,837)

Financing activities

Sale of common stock		-	518

Offering costs		-	(518)
Proceeds of loans payable shareholder	48,058	43,267	103,260
Proceeds of loans payable	84,338	-	195,664

Net cash provided by financing activities	$132,396	$43,267	$298,924

Decrease in cash	(6,801)	(17,336)	(51,913)

Cash- beginning of period	15,324	69,282	60,436

Cash - end of period	$8,523	$51,946	$8,523

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

CASH

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

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with the authoritative literature, “Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The authoritative literature requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $229,674 for the six months ended November 30, 2011. The Company had no revenue for the six month period ended November 30, 2011.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at November 30:

	2011	May 2011
Accrued interest	$26,058	$11,429
Accrued operating expenses	149,963	74,115
	$176,021	$85,544

NOTE 5 – NOTE PAYABLE

For the six month period ended November 30, 2011, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $84,338. The amount owed to Capex Investments Limited at November 30 is $195,663. These loans carry an interest of 10% and are payable on demand.

NOTE 6 – PAYABLE – STOCKHOLDERS’

For the six month period ended November 30, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $48,058. At November 30, 2011, the loans amounted to $168,141. These loans carry an interest of 10% and are payable on demand.

NOTE 7 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 57,615,000 were issued and outstanding as of November 30, 2011.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date, for the stock dividend, was August 18, 2010.

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

As of November 30, 2011 the Company had net operating loss carry forwards of approximately $580,265. These net operating losses are being utilized against the reported income for the six month period ended November 30, 2011. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at November 30, 2011 are as follows:

Deferred tax asset	$225,462
Valuation allowance	(225,462)
Net deferred tax asset	$0

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2011, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $48,058. The amount owed to Michel St-Pierre at November 30, 2011 is $168,141.These loans carry an interest of 10% and are payable on demand.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

During the past few months, we have hired independent contractors that have worked on developing M2M systems to serve major clients that are counting on us to open new markets for them in wireless M2M, the “Internet of Things”.

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

For the Three and Six Month Periods ended November 30, 2011

Overview

We posted net losses of $125,785 and $229,674 for the three and six month periods ended November 30, 2011as compared to net losses of $26,122 and $75,524 for the comparable periods of 2010.

For the six month period ended November 30, 2011, the Company has spent $11,788 in professional fees, $96,000 in salary and $87,045 in research and development. This is compared to the six month period ended of June 30, 2010, where expenses were $22,930 in professional fees, $6,000 in salary and $38,000 in consulting.

Sales

For the three and six month periods ended November 30, 2011, we had gross revenues of $ 0. We are not generating revenues because we are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform. This prototype iteration is the final production design for production that will be delivered to customers.

Total Cost and Expenses

For the three and six month periods ended November 30, 2011, we incurred total costs and expenses of $125,785 and $229,674. This compared to $26,122 and $75,524 for the same periods of 2010. The reason for the increase in losses was mainly due to research and development and salary expenses.

Selling, General and Administration

For the three and six month periods ended November 30, 2011, we incurred selling, general and administration expenses of $61,051 and $127,501. This compared to $24,281 and $72,548 for the same periods last year.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended November 30, 2011, we incurred a charge of $8,465 and $15,128. This compared to $1,841 and $2,976 for the same periods last year. The increase mirror the debts increase.

Liquidity and Capital Resources

At November 30, 2011, we had $8,523 in cash, as opposed to $15,324 in cash at May 31, 2011. Total cash requirements for operations for the three month period ended November 30, 2011 was $139,197. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2012 will be between $500,000 to $1,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2012 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At November 30, 2011, we had total assets of $9,123 compared to total assets of $15,924 at May 31, 2011.

At November 30, 2011, we had total current liabilities of $539,825 compared to total current liabilities of $316,952 at May 31, 2011. The liabilities are mainly due to (i) accrued operational costs ($176,021), (ii) note payable $195,663 and (iii) loans from shareholders ($168,141).

For the six month period ended November 30, 2011, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $48,058. At November 30, 2011, the loans amounted to $168,141. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.                EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2011.

iMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

--

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X