Form 10-Q
period 2012-02-29
iMetrik M2M Solutions Inc.
filed 2012-04-13
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
62,182,477 as of April 12, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
BALANCE SHEET

	February 29,	May 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	41,253	15,324
Inventories (note 4)	7,777	-
Account receivable	600	600

TOTAL CURRENT ASSETS	49,630	15,924

TOTAL ASSETS	$49,630	$15,924

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits	3,200	-
Note payable-stockholders (note 7)	193,391	120,083
Note- payable (note 6)	51,425	111,325
Accrued expenses and sundry current liabilities (note 5)	82,598	85,544

TOTAL CURRENT LIABILITIES	$330,614	$316,952

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 62,182,477 and 57,615,000 respectively issued and outstanding	$622	$576
Additional paid in capital	989,591	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(1,162,884)	(269,433)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(280,984)	$(301,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$49,630	$15,924

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

Nine months ended February 29, 2012 and February 28, 2011 and
Three months ended February 29, 2012 and February 28, 2011
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of Development stage (September 1st,
	ended	ended	ended	ended	2010, to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

SALES	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

COSTS AND EXPENSES:

Selling, general and administrative	232,094	165,096	104,593	92,548	469,052

Research and Development	184,807		97,762		208,191

Debt Conversion Inducement Expense	456,748	-	456,748	-	456,748

Stock dividend					518
Interest	19,802	6,105	4,674	3,129	28,375
Foreign exchange loss (gain)	-	-	-	-	-

TOTAL COSTS AND EXPENSES	893,451	171,201	663,777	95,677	1,162,884

NET LOSS	(893,451)	(171,201)	(663,777)	(95,677)	(1,162,884)

Net Loss Per Share	$(0.02)	$(0.00)	$(0.01)	$(0.00)	N/A

Average weighted Number of Shares	57,970,248	43,211,250	58,680,745	57,615,000	N/A

The accompanying notes are an integral part of the financial statements

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended February 29, 2012 and February 28, 2011 and
Beginning of development stage (September 1st, 2010)
to February 29, 2012 (unaudited)

	Nine months Ended February 29, 2012	Nine months Ended February 28, 2011	Beginning of development stage (September 1st, 2010) to February 29, 2012
Net (loss)	$(893,451)	$(171,201)	$(1,162,884)

Adjustment to reconcile net loss to net cash used in
Operating activities

Debt Conversion Inducement Expense	456,748	-	456,748

Changes in operating assets and liabilities:

Account receivable		-	-
Stock dividend		-	518
Note payable		65,325	-
Inventories	(7,777)	-	(7,777)
Customer deposits	3,200	-	3,200
Accrued expenses and sundry current liabilities	(133,760)	36,193	(76,485)

Net cash used in operating activities	$(575,040)	$(69,683)	$(786,680)

Financing activities

Sale of common stock	913,495	518	914,013

Offering costs		(518)	(518)
Proceeds of loans payable shareholder	73,308	43,538	128,511
Proceeds of loans payable	(385,834)	-	(274,509)

Net cash provided by financing activities	$600,969	$43,538	$767,497

Increase (decrease) in cash	25,929	(26,145)	(19,183)

Cash- beginning of period	15,324	69,282	60,436

Cash - end of period	$41,253	$43,137	$41,253

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

INVENTORIES

Inventories consisting of electronic parts and components are stated at the lower of cost or market. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full absorption of fixed manufacturing overhead.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with the SFAS No. 123(revised),  "Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

ORGANIZATIONAL

Organizational costs, which relate to the Company start-up organization, are expenses as incurred. Such costs are included in selling, general and administrative costs.

OFFERING COSTS

Offering costs, which relate to the Company's Registration Statement on Form S-1, are taken directly as a reduction of shareholders equity as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3--GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $893,451 for the nine months ended February 29, 2012. The Company had no revenue for the nine month period ended February 29, 2012.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4--INVENTORIES

Inventories consist of the following at February 29:

	2012	May 2011
Finished goods	$-	$-
Work-in-process	7,777	-
	$7,777	$-

NOTE 5--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at February 29:

	2012	May 2011
Accrued interest	$18,892	$11,429
Accrued operating expenses	63,706	74,115
	$82,598	$85,544

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6— NOTE PAYABLE

For the nine month period ended February 29, 2012, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $221,034. In 2011, the Company received loans from Capex Investments Limited in the amount of $111,325.

On February 8, 2012, Capex Investments Limited converted loans of $280,934 plus $11,370 in accrued interest into 2,923,035 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $ 0.20 per share resulting in a debt conversion inducement expense of $292,304. The amount owed to Capex Investments Limited at February 29, 2012 is $51,425. These loans carry an interest of 10% and are payable on demand.

For the nine month period ended February 29, 2012, the Company received loans from DT Crystal in the amount of $45,000. On February 8, 2012, DT Crystal converted loans of $45,000 into 450,000 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $ 0.20 per share resulting in a debt conversion inducement expense of $45,000. The amount owed to DT Crystal February 29, 2012 is $0.

NOTE 7--PAYABLE – STOCKHOLDERS’

For the nine month period ended February 29, 2012, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $73,308. In 2011, the Company received additional loans from Michel St-Pierre in the amount of $88,198. At February 29, 2012, the loans amounted to $193,391. These loans carry an interest of 10% and are payable on demand.

NOTE 8 -CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 62,182,477 were issued and outstanding as of February 29, 2012.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date, for the stock dividend, was August 18, 2010.

On February 8, 2012, we issued 2,923,035 restricted shares of the Company's common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Capex in the amount of $292,304 owed at January 26, 2012.  The shares were issued on the basis of one restricted common share for each $0.10 of debt.

On February 9, 2012, we issued 450,000 restricted shares of the Company's common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to DT Crystal Holdings Ltd in the amount of $45,000 owed at February 9, 2012.  The shares were issued on the basis of one restricted common share for each $0.10 of debt.

IMETRIK M2M SOLUTIONS INC
(Formerly known as MONTREAL SERVICES COMPANY)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

On February 8, 2012, we issued 1,194,442 restricted shares of the Company's common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Mr. Jean-Paul Langlais in the amount of $119,444 owed at January 31, 2012.  The shares were issued on the basis of one restricted common share for each $0.10 of debt. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $119,444.

NOTE 9 - INCOME TAXES

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

As of February 29, 2012 the Company had net operating loss carry forwards of approximately $1,243,524. These net operating losses are being utilized against the reported income for the nine month period ended February 29, 2012. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at February 29, 2012 are as follows:

Deferred tax asset	$497,410
Valuation allowance	(497,410)
Net deferred tax asset	$0

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the nine month period ended February 29, 2012, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $73,308. For the year ended May 31, 2011, the Company received loans of $88,198. The amount owed to Michel St-Pierre at February 29, 2012 is $193,391.These loans carry an interest of 10% and are payable on demand.

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
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

NOTE 13 – LITIGATION

As of the filing of the present Quarterly report on Form 10-Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended February 29, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Nine Month Period ended February 29, 2012

Overview

We posted net losses of $663,777 and $893,451 for the three and nine month periods ended February 29, 2012 as compared to net losses of $95,677 and $171,201 for the comparable periods of 2011.

For the nine month period ended February 29, 2012, the Company has spent $24,850 in professional fees, $144,000 in salary and $184,807 in research and development. This is compared to the nine month period ended February 29, 2012, where expenses were $33,784 in professional fees, $9,000 in salary and $115,474 in consulting.

Sales

For the three and nine month periods ended February 29, 2012, we had gross revenues of $0. We are not generating revenues because we are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform. This prototype iteration is the final production design for production that will be delivered to customers.

Total Cost and Expenses

For the three and nine month periods ended February 29, 2012, we incurred total costs and expenses of $663,777 and $893,451. This compared to $95,677 and $171,201 for the same periods of 2011. The reason for the increase in losses was mainly due to research and development ($184,807), salary expenses ($144,000) and debt conversion inducement expense ($456,748).

Selling, General and Administration

For the three and nine month periods ended February 29, 2012, we incurred selling, general and administration expenses of $104,593 and $232,094. This compared to $92,548 and $165,096 for the same periods last year.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended February 29, 2012, we incurred a charge of $4,674 and $19,802. This compared to $3,129 and $6,105 for the same periods last year. The increase mirror the debts increase.

Liquidity and Capital Resources

At February 29, 2012, we had $41,253 in cash, as opposed to $15,324 in cash at May 31, 2011. Total cash requirements for operations for the nine month period ended February 29, 2012was $575,040. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2012 will be between $500,000 thousand to $1,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At February 29, 2012, we had total assets of $49,630 compared to total assets of $15,924 at May 31, 2011.

At February 29, 2012, we had total current liabilities of $330,614 compared to total current liabilities of $316,952 at May 31, 2011. The liabilities are mainly due to (i) accrued operational costs ($82,598), (ii) note payable $51,425, (iii) loan notes from shareholders ($193,391) and (iv) customer deposits ($3,200).

For the nine month period ended February 29, 2012, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $73,308. In 2011, the Company received loans of $88,198. At February 29, 2012, the loans amounted to $193,391. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          USE OF PROCEEDS.

On October 7, 2009, the SEC declared our Form S-1 Registration Statement effective (SEC File no. 333-160128).  Under the terms thereof, we offered a minimum of 750,000 shares of common stock, maximum 2,000,000 shares of common stock, at an offering price of $0.10 per share.  There was no underwriter involved in our offering.  On January 14, 2010, we completed our public offering and sold 761,500 shares of common stock for a total of $76,150. Since then, we have spent the proceeds as follows:

Legal and accounting (offering costs)	$27,155
Working capital	$48,995

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/17/12	10.3

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2012.

iMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/17/12	10.3

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X