Form 10-K/A
period 2011-05-31
iMetrik M2M Solutions Inc.
filed 2012-07-27
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   YES [   ]     NO [X]

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 10, 2011 - $1,142,250

REASON FOR AMENDMENT

This amendment is being filed to reflect we are required to file reports pursuant to Section 13 or 15(d) as we inadvertently checked the incorrect box.

PART IV. OTHER INFORMATION

ITEM 15.               EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K		10.1	X

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K		10.2	X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July 2012.

IMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE	President, Chief Executive Officer, Treasurer, Chief	July 24, 2012
Michel St-Pierre	Financial Officer, and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.				X

10.2	Consulting Agreement – Jean-Paul Langlais.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3