Form 10-K
period 2012-05-31
iMetrik M2M Solutions Inc.
filed 2012-08-29
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2012

Commission file number 000-54093

IMETRIK M2M SOLUTIONS INC.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

740 Notre-Dame Street W, Suite 1555
Montreal, Quebec, Canada H3C 3X6
(Address of principal executive offices)

(514) 904-2333
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 29, 2012 - $2,818,248

As of August 28, 2012, 62,182,477 shares of the registrant’s common stock were outstanding.

PART I.

ITEM 1.	BUSINESS.

Our mission is to become a leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, our platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

Our solutions improve the management of remote assets. We provide technically sophisticated, user friendly web-based access to the operating information gathered from remote assets such as stationary equipment like motors, vending machines, heating and air conditioning systems, through the use of an open wireless platform. This information is tailored to meet client’s financial, operational and/or security needs.  Our system solution includes rugged devices with wireless communication, a GPS chipset, sensors, and web-applications to monitor assets, warn managers of out of tolerance situations and provide timely and accurate information about asset utilization in order to feed key decision-making.

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

On August 5, 2010, we filed a Certificate of Amendment with the State of Nevada, changing our name from “Montreal Services Company” to “iMetrik M2M Solutions Inc.” to reflect our new business orientation of the Company to be a solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. Our shares of common stock are traded on the OTCBB operated by the Financial Industry Regulatory Authority under the symbol “IMEK”.

We maintain our statutory registered agent’s office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 740 Notre-Dame Street W, Suite 1555, Montreal, Quebec, Canada H3C 3X6.

Our management has no expertise in providing any such services. Michel St-Pierre, our sole officer and director, is responsible for all of our operations.

Overview

On January 28, 2011, we signed a Business Development Agreement with iMetrik Global Inc., granting us an exclusive license to use Global’s iMetrik platform, including devices, network, and applications, to bring solutions to the Machine-to-Machine (“M2M”) market.

Under the terms of the agreement, we have the exclusive right to market and distribute M2M solutions for stationary asset markets worldwide using technologies developed over the last six years, as well as developing new applications based on our platform. This includes industrial, commercial and personal market segments such as building management, lighting systems, vending machines, point of sale terminals, information technology equipment, power supply systems, remote healthcare monitoring and mobile internet devices.

iMetrik Global Inc. is an innovator in embedded wireless tracking solutions that enable companies to reduce cost and increase control of remote assets. Specifically, iMetrik Global Inc. has developed the iMETRIK platform with the goal of being the industry standard for those seeking speed-to-market solutions with a proven partner. iMetrik M2M Solutions Inc. is not affiliated in any manner with Imetrik Global other than Imetrik M2M received a license from Imetrik Global.

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

Market

Numerous market sectors fall comfortably under the M2M umbrella due to the need to respond to a wide array of requirements, depending on the nature of the machine and its location. We have the exclusive right to market and distribute M2M solutions for stationary asset markets worldwide using the iMetrik technologies developed over the last six years, as well as developing new applications based on the iMetrik platform. This includes industrial, commercial and personal market segments such as building management, lighting systems, vending machines, point of sale terminals, information technology equipment, power supply systems, security, remote healthcare monitoring and mobile internet devices.

Website

We created and are maintaining a website which allows us to market our services on the Internet.

Competition

Because we are small and in a start-up phase, we face stiff competition from other employment agencies that have far more capital than we do.  Our competitive position within the industry is negligible in light of the fact that we have just started our operations.  Older, well established competitors with records of success will attract qualified clients away from us.  There are numerous competitors within our field.  These competitors are moderately sized and ones we hope to emulate in the future. Those competitors have established reputations and have built extensive client relationships within the industry.  Since we have just started operations, we cannot compete with them on the basis of reputation.  We compete with them on the basis of price and services and we hope to be able to provide a higher quality personal service to our initial customers.  We do this by spending and devoting more time to clients.  We believe this higher quality personal service distinguishes us.

iMetrik Global Inc. is an innovator in embedded wireless tracking solutions that enable companies to reduce cost and increase control of remote assets. Specifically, iMetrik Global Inc. has developed the iMETRIK platform with the goal of being the industry standard for those seeking speed-to-market solutions with a proven partner. iMetrik M2M Solutions Inc. and iMetrik Global Inc. are not affiliated.

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

Employees and employment agreements

At present, we have two consulting agreements in place. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The “Engagement Period” is for one year. The agreement is renewable for a one year period. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” is for one year. The agreement is renewable for a one year period.

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

On July 26, 2011, we completed the development of our game changing Cellular Gateway. We are ready to introduce the market to its technology platform, one which opens up new possibilities in the Machine to Machine world by offering a plug and play system for deploying an entirely wireless M2M solution in a single step.

On July 26, 2011, we and Monnit Corporation announced a partnership that will enable us to offer the Machine-To-Machine (M2M) market a plug-and-play, end-to-end, cellular enabled wireless sensing solution.

Using Monnit’s wireless sensors and iMonnit web application, and our Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum. The system will comprise Monnit’s battery operated low-cost wireless sensors collecting information, transmitted wirelessly through the iMetrik M2M Cellular Gateway via the iMetrik global GSM network and iMonnit web application. Once installed, a user can access the sensor data, and monitor any asset from anywhere at any time through a computer or smart phone with Internet access.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan’s head offices in Chicago, Metropolitan has chosen iMetrik M2M to monitor all sump pumps it sells in the US.

On February 28, 2012, after a year of development and months of testing, our Cellular Gateway has passed all tests for functionality and reliability of hardware and connectivity, and is now ready to be commercialized. We have been working with Monnit Corporation to create what would be the first truly end-to-end “plug and play” wireless M2M system. By combining Monnit’s sensors with our Cellular Gateway and Global Network, integrators and users will no longer have to source the many components and services necessary to monitor and control their assets or systems.

On May 22, 2012, we announced that we had commenced commercial shipments of our Cellular Gateway in North America to two major distributors in the United States.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 3/1/12 to 5/31/12	0.38	0.26
Third Quarter: 12/1/11 to 2/28/12	0.26	0.20
Second Quarter: 9/1/11 to 11/30/11	0.45	0.20
First Quarter: 6/1/11 to 8/30/11	0.43	0.50

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 3/1/11 to 5/31/11	0.48	0.30
Third Quarter: 12/1/10 to 2/28/11	0.45	0.35
Second Quarter: 9/1/10 to 11/30/10	0.00	0.00
First Quarter: 6/1/10 to 8/30/10	0.15	0.15

Our shares of common stock are traded on the OTCBB operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “IMEK”. The shares trading of our common stock began on July 6, 2010.

Holders

As of August 27, 2012, we had thirty nine stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans at the present time.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2012 (this “Report”). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Our Board of directors approved a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend was August 19, 2010.

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

On July 7, 2011, we nominated Jonathan Barratt Chief Technical Officer (CTO) of the company, and as such he oversees all of our technical developments for iMetrik M2M, as well as keep a close relationship with the clients to guarantee the development and delivery of all product lines. We also nominated, Medhat Mahmoud as VP Technology and Strategy.

On July 26, 2011, we completed the development of our game changing Cellular Gateway. We are ready to introduce the market to our technology platform, one which opens up new possibilities in the Machine to Machine world by offering a plug and play system for deploying an entirely wireless M2M solution in a single step.

On July 26, 2011, we and Monnit Corporation announced a partnership that will enable us to offer the Machine-To-Machine (M2M) market a plug-and-play, end-to-end, cellular enabled wireless sensing solution.

Using Monnit’s wireless sensors and iMonnit web application, and our Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan’s head offices in Chicago, Metropolitan chose iMetrik M2M to monitor all sump pumps it sells in the US.

On February 28, 2012, after a year of development and months of testing, our Cellular Gateway passed all tests for functionality and reliability of hardware and connectivity, and is now ready to be commercialized. We have been working with Monnit Corporation to create what would be the first truly end-to-end “plug and play” wireless M2M system. By combining Monnit’s sensors with our Cellular Gateway and Global Network, integrators and users will no longer have to source the many components and services necessary to monitor and control their assets or systems.

On May 22, 2012, we announced we had commenced commercial shipments of our Cellular Gateway in North America to two major distributors in the United States.

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

Business Plan

We are striving to become a leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, the iMetrik M2M platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

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

Our method of developing value is based upon technological vertical integration. We offer our clients a complete wireless service delivery chain to allow them to efficiently deploy M2M solutions worldwide. iMetrik M2M enables an “M2M Solution in a box,” a one-stop-shop or an end-to-end wireless solution allowing their clients to quickly deploy and compete in the M2M wireless space.

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

To the market segments initially addressed, iMetrik M2M’s offering covers the entire value chain: Device, Network and Application. Due to its unique technology, the company is able to market various ranges of service. Large organizations, for instance, could decide to host the data themselves and manage the client interface, while using our device, network access and application enablers. At the other end of the spectrum, some clients might need to operate with a modified device, integrating the actual network access component of our device. Content providers could market their own applications to our installed base of customers. Finally, we could also partner with mobile carriers to provide network access to a growing number of M2M service providers. In all cases, we will favor revenue models based on recurring usage service fees, based on the value of the service for the end user.

Results of Operations

For the Twelve Month Period ended May 31, 2012

Overview

We posted a net loss of $1,105,116 for the year ended May 31, 2012 as compared to a net loss of $318,267 for the year ended May 31, 2011. The loss resulted mainly from selling, general and administrative expenses and debt conversion inducement expense.

For the year ended May 31, 2012, the Company spent $40,841 in professional fees, $192,000 in salary, $242,492 in research and development and $456,748 in Debt conversion inducement expense. For the year ended May 31, 2011, the Company spent $165,275 in professional fees, $105,000 in salary and $23,384 in research and development.

Sales

For the year ended May 31, 2012 we had gross revenues of $12,800 as compared to no gross revenues in 2011.

Total Cost and Expenses

For the year ended May 31, 2012, we incurred total costs and expenses of $1,100,071. This compared to $318,267 for last year, an increase of 246% from the same period of 2011. The increase was due primarily to an increase of $87,000 in salaries and $219,108 in research and development and $456,748 in Debt conversion inducement expense.

Selling, General and Administration

For the year ended May 31, 2012, we incurred selling, general and administration expenses of $365,554 and $285,225 for last year, an increase of 28% from last year. The increase was due primarily to an increase of $87,000 in salaries.

Interest

We calculate interest in accordance with the respective note payable. For the year ended May 31, 2012, we incurred $35,277 compared to $9,658 for last year. The increase of 265% is caused by short term loans with high interest rates.

Liquidity and Capital Resources

At May 31, 2012, we had $23,704 in cash, as opposed to $15,324 in cash at May 31, 2011. Total cash requirements for operations for the twelve month period ended May 31, 2012 was $713,699. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2013 will be between $500,000 to $2,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2013 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2012, we had total assets of $38,741. This was an increase of $22,817, or 143%, as compared to total assets of $15,924 at May 31, 2011. The increase was primarily attributable to an increase in inventory, note receivable and cash.

At May 31, 2012, we had total current liabilities of $531,390.  This was an increase of $214,438, or 67%, as compared to current liabilities of $316,952 at May 31, 2011. The net increase was attributable to an increase in note payable- stockholders and accrued expenses and sundry current liabilities.

On May 31, 2012 we received loans from Michel St-Pierre, a shareholder, in the amount of $95,178. These loans carried an interest of 10% and is payable on demand.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending May 31, 2012. With respect to the audited year ending May 31, 2012, we incurred losses of $1,105,116 (compared with losses of $318,267 for the same period last year). We had negative working capital for the year ending May 31, 2012 of $492,649, (compared with negative working capital of $301,028 for the same period last year), and a stockholders’ deficiency of $492,649 as of May 31, 2012 (compared with a stockholders’ deficiency of $301,028 audited as of May 31, 2011).  All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2012, our auditors may issue an opinion in their audit report for the year ended May 31, 2012 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have very limited business operating history.  In May, 2012 we have sold our first functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through iMetrik-M2M platform. This prototype iteration was the final production design for production.

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

Index to Financials

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imetrik M2M Solutions, Inc.
(Formerly known as Montreal Services Company)
Mont St-Hilaire, Quebec
Canada J3H 4T7

We have audited the accompanying balance sheet of Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company) as of May 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company) as of May 31, 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2012, conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company) will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, the Company posted a net loss of $1,105,116 for the year ended May 31, 2012 and has incurred operating losses since its inception. The Company had revenue of $12,800 for the year ended May 31, 2012.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
August 28, 2012

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
BALANCE SHEET
May 31,

	2012	2011

ASSETS

CURRENT ASSETS
Cash	$23,704	$15,324
Inventories (note 4)	6,497	-
Account receivable	7,000	600
Prepaid expenses and sundry current assets	1,540	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$38,741	$15,924

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 7)	215,261	120,083
Note payable (note 6)	150,665	111,325
Derivative liabilities (note 8)	7,798	-
Accrued expenses and sundry current liabilities (note 5)	157,666	85,544

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$531,390	$316,952

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 62,182,477 and 57,615,000 respectively issued and outstanding	$622	$576
Additional paid in capital	989,591	76,142
Offering costs	(27,155)	(27,155)
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(1,374,549)	(269,433)

TOTAL STOCKHOLDERS’ (DEFICIENCY)	$(492,649)	$(301,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$38,741	$15,924

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to May 31, 2012

Stockholders Equity (Deficiency)

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Offering Costs	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-	$-

Proceeds from the issuance of common stock	5,000,000	50	-	-	-	-	50

Offering costs			-	-	-	(15,000)	(15,000)

Net Loss			-	(294)	-	-	(294)

May 31, 2009	5,000,000	50	-	(294)	-	(15,000)	(15,244)

Proceeds from the issuance of common stock	761,500	8	76,142	-	-	-	76,150

Offering costs			-	-	-	(12,155)	(12,155)

Net Loss			-	(31,512)	-	-	(31,512)

May 31, 2010	5,761,500	58	76,142	(31,806)	-	(27,155)	17,239

Stock dividend	51,853,500	518		(518)	-		-

Net Loss				(48,834)	(269,433)		(318,267)

May 31, 2011	57,615,000	576	76,142	(81,158)	(269,433)	(27,155)	(301,028)

Debt conversion into common shares	4,567,477	46	913,449				913,495

Net Loss					(1,105,116)		(1,105,116)

May 31, 2012	62,182,477	$622	$989,591	$(81,158)	$(1,374,549)	$(27,155)	$(492,649)

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2012	Year ended May 31, 2011	Period from inception (May 6, 2009) to May 31, 2012

SALES	$12,800	$-	$12,800

Cost of sales	17,845	-	17,845

Gross deficit	5,045	-	5,045

COSTS AND EXPENSES:			-
Selling, general and administrative	365,554	285,225	602,512
Research and Development	242,492	23,384	265,876
Debt conversion inducement expense (note 6)	456,748		456,748
Stock dividend			518
Interest	35,277	9,658	43,850

TOTAL COSTS AND EXPENSES	1,100,071	318,267	1,369,504

NET LOSS	$(1,105,116)	$(318,267)	$(1,374,549)

Net Loss Per Share	$(0.02)	$(0.06)	$(0.02)

Average weighted Number of Shares	59,023,305	5,119,274	59,023,305

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2012	Year ended May 31, 2011	Period from inception (May 6, 2009) to May 31, 2012

Net (loss)	$(1,105,116)	$(318,267)	$(1,374,549)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement Expense	456,748		456,748
Interests expense on derivatives	7,798		7,798

Changes in operating assets and liabilities:
Increase in account receivable	(6,400)		(6,400)
Increase in inventories	(6,497)		(6,497)
Stock dividend	-		518
Increase in prepaid expenses and sundry current asset	(1,540)		(1,540)
Increase (decrease) in accrued expenses and sundry current liabilities	(58,692)	64,786	(1,417)

Net cash used in operating activities	$(713,699)	$(253,481)	$(925,339)

Financing activities

Sale of common stock	913,495	518	914,013
Offering costs		(518)	(518)
Proceeds of loans payable shareholder	95,178	88,198	150,381
Proceeds of loans payable	(286,594)	111,325	(175,269)

Net cash provided by financing activities	$722,079	$199,523	$888,607

Increase (decrease) in cash	8,380	(53,958)	(36,732)

Cash- beginning of period	15,324	69,282	60,436

Cash - end of period	$23,704	$15,324	$23,704

Supplemental Disclosure of Cash Flow information
Non cash component of debt conversion	$456,748	$-

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009. The Company’s specific goal was to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations. On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market (Machine-to-Machine (M2M) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially the Company wants to cover applications for fixed assets.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

*     level l - quoted prices in active markets for Identical assets or liabilities
*     level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*     level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

DERIVATIVE LIABILITIES

The Company follows the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense.

Index to Financials

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with ASC 718. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

ORGANIZATIONAL COSTS

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

Index to Financials

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,105,116 for the year ended May 31, 2012 as compared to net loss of $318,267 last year. The Company had $12,800 in revenue for the year ended May 31, 2012.These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following at May 31:

	2012	2011

Work-in-process	$6,497	$-

	$6,497	$-

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2012	2011

Accrued interest	$26,037	$11,429
Accrued operating expenses	131,629	74,115
	$157,666	$85,544

NOTE 6 – NOTES PAYABLE

In 2012, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $287,774. In 2011, the Company received loans from Capex Investments Limited in the amount of $111,325.

On February 8, 2012, Capex Investments Limited converted loans of $280,934 plus $11,370 in accrued interest into 2,923,035 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $292,304. The amount owed to Capex Investments Limited at May 31, 2012 is $118,165. These loans carry an interest of 10% and are payable on demand.

In 2012, the Company received loans from DT Crystal in the amount of $45,000. On February 8, 2012, DT Crystal converted loans of $45,000 into 450,000 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $45,000. The amount owed to DT Crystal May 31, 2012 is $0.

Index to Financials

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

In 2012, the Company received additional loans from Michel St-Pierre in the amount of $95,178. At May 31, 2012, the loans amounted to $215,261. These loans carry an interest of 10% and are payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

On May 4, 2012, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2013, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $32,500 and received proceeds in the amount of $32,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $32,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 145.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $7,798 was recorded in 2012 related to this conversion option. Additional interest expense of $202 was accrued as of May 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 62,182,477 were issued and outstanding as of May 31, 2012.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date, for the stock dividend, was August 18, 2010.

On February 8, 2012, we issued 2,923,035 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Capex in the amount of $292,304 owed at January 26, 2012. The shares were issued on the basis of one restricted common share for each $0.10 of debt.

On February 9, 2012, we issued 450,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to DT Crystal Holdings Ltd in the amount of $45,000 owed at February 9, 2012. The shares were issued on the basis of one restricted common share for each $0.10 of debt.

On February 8, 2012, we issued 1,194,442 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Mr. Jean-Paul Langlais in the amount of $119,444 owed at January 31, 2012. The shares were issued on the basis of one restricted common share for each $0.10 of debt. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $119,444.

Index to Financials

NOTE 10 – INCOME TAXES

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

As of May 31, 2012 the company had net operating loss carry forwards of approximately $1,455,189. These net operating losses are being utilized against the reported income for the year ended May 31, 2012. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at May 31, 2012 are as follows:

	2012	2011

Deferred tax asset	$582,221	$140,066
Valuation allowance	(582,221)	(140,066)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 12 – RELATED PARTY TRANSACTIONS

In 2012, the Company received loans from Michel St-Pierre, a stockholder, in the amount of $95,178. The amount owed to Michel St-Pierre at May 31, 2012 is $215,261. These loans carry an interest of 10% and are payable on demand.

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

NOTE 14 – LITIGATION

As of the filing of the present Annual report on form 10-K, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2012, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of May 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michel St-Pierre	50	president, principal executive officer, principal accounting officer
941 de Calais Street		principal financial officer, secretary, treasurer and sole member of
Mont St-Hilaire, Quebec,		the board of directors
Canada, J3H 4T7

Jonathan Barratt	33	Chief technical officer
610-49 Condo A-Space,
Asok Din Daeng, Din Dang, Bangkok, 10400, Thailand

Medhat Mahmoud	46	Vice president of technology and strategy
6-581 Scarlett Rd.
Toronto, Ontario

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

Biographical Information Regarding Officers and Directors

Michel St-Pierre, President, principal executive officer, principal accounting officer, principal financial officer, secretary, treasurer and sole member of the board of directors.

Mr. St-Pierre has served as president, principal executive officer, principal accounting officer, principal financial officer, secretary, treasurer and sole member of the board of directors since our inception on May 6, 2009. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre has served as an officer of the Ecolocap Solutions since July 2006. Mr. St-Pierre has served as Chief Financial Officer of a public shell company, Tiger Renewable Energy Limited (formerly known as Tiger Ethanol International Inc. and Arch Management) since January, 2007 and held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004.

Jonathan Barratt, Chief Technical Officer.

Jonathan Barratt was nominated Chief Technical Officer (CTO) on July 20, 2011, and as such will oversee all technical developments for iMetrik M2M. Jonathan graduated Magna Cum Laude from Harvard University, Cambridge, and brings with him over 20 years of experience in the IT industry. His past roles include such senior positions as director of VoIP Services at Openface Internet in Montreal, CTO of KnIFE ICT (Bangkok), software developers for Internet Security from March 2008 to March 2011, Co-Founder and General CTO of Voipin, Voice-Over IP service providers (also Montreal) from June 2005 to March 2008, and was Co-Founder and Director of Software Development of EasyStockSoftware (Los Angeles) from March 2002 to May 2005.

Medhat Mahmoud, VP Technology and Strategy.

Medhat Mahmoud was nominated VP Technology and Strategy on July 20, 2011. Medhat holds B.Sc. Engineering in Computer Science & Automatic Control from Alexandria University. Medhat was with Ericsson Canada (NASDAQ: ERIC), from 2000 to February 2010, he held positions that included international assignments to Africa and the Middle East as Director, Core Network Solutions Management, and to Saudi Arabia where he headed the Core & IP Multimedia System Solutions Management department with responsibility for major accounts and a target in the tens of millions USD. From February 2010 to present, Medhat was founder and president of Adegu Ltd, consultants in M2M applications and Telecom strategy.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2012, all reports were filed with the exception of the following:

Michel St-Pierre failed to file a Form 4 reporting the sale of 16,000,000 shares of his common stock on May 29, 2012.

Jonathan Barratt failed to file a Form 3 on July 26, 2011 reporting that he did not own any shares of common stock upon being appointed Chief Technology Officer.

Medhat Mahmoud failed to file a Form 3 on July 26, 2011 reporting that he did not own any shares of common stock upon being appointed Vice President of Technology and Strategy.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. St-Pierre, Mr. Jonathan Barratt and Mr. Medhat Mahmoud have not been the subject of the following events

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

As of August 27, 2012 we had one director. Mr. St-Pierre is not independent.

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

Executive Compensation
						Non- Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michel St-Pierre	2012	96,000	0	0	0	0	0	0	96,000
President, CEO, CFO	2011	57,000	0	0	0	0	0	0	57,000

Jonathan Barratt	2012	58,650	0	0	0	0	0	0	58,650
Chief Technical Officer	2011	16,000	0	0	0	0	0	0	16,000

Medhat Mahmoud	2012	76,650	0	0	0	0	0	0	76,650
VP Technology and Strategy	2011	48,000	0	0	0	0	0	0	48,000

(1)	Mr. St-Pierre has been appointed president and CEO on May 20, 2009.
(2)	Mr. Barratt has been appointed CTO on July 20, 2011.
(3)	Mr. Mahmoud has been appointed VP Technology & Strategy on July 20, 2011.

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

Other Executive Officers

During 2012, no employment contracts were entered into with any officers.

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

Directors’ Compensation
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michel St-Pierre	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2012.

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

The percentage of ownership set forth below reflects each holder’s ownership interest in the 62,182,477 shares of our common stock outstanding as of August 29, 2012.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michel St-Pierre (2)	34,000,000	0	34,000,000	54.68%

All executive officers and directors as a group (1 person)	34,000,000	0	34,000,000	54.68%

(1)	The mailing address for the listed individual is c/o iMetrik M2M Solutions, Inc., 510 de la Grotte, Mont St-Hilaire, Quebec, J3H 5R7.
(2)	Owner of 5% or more of our common stock. Mr.St-Pierre, is the President and Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Michel St-Pierre

On May 31, 2012, the Company had received loans from Michel St-Pierre, a shareholder, in the amount of $95,178. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The amount owed to stockholder at May 31, 2012 is $215,261.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of our interim financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	Paritz & Company, PA	$8,995
2011	Paritz & Company, PA	$3,850

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	Paritz & Company, PA	$0
2011	Paritz & Company, PA	$0

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	Paritz & Company, PA	$0
2011	Paritz & Company, PA	$0

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	Paritz & Company, PA	$0
2011	Paritz & Company, PA	$0

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

PART IV.

ITEM 15.              EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.				X

10.5	License Agreement with iMetrik Global Inc.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of August 2012.

IMETRIK M2M SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE	President, Principal Executive Officer, Treasurer,	August 28, 2012
Michel St-Pierre	Principal Financial Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.				X

10.5	License Agreement with iMetrik Global Inc.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X