Form 10-Q
period 2012-11-30
Wiless Controls Inc.
filed 2013-01-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54093

WILESS CONTROLS INC.
(Formerly known as iMetrik M2M Solutions Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3450 St. Denis
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 62,882,477 shares of Common Stock, par value $0.00001, outstanding as of January 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
BALANCE SHEET

	November 30, 2012 (unaudited)	May 31, 2012 (audited)

ASSETS

CURRENT ASSETS
Cash	$18,039	$23,704
Inventories (note 4)	6,563	6,497
Account receivable	920	7,000
Prepaid expenses and sundry current assets	-	1,540

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$25,522	$38,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 7)	365,222	215,261
Note payable (note 6)	245,720	150,665
Derivative liabilities (note 8)	48,952	7,798
Accrued expenses and sundry current liabilities (note 5)	169,635	157,666

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$829,529	$531,390

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 62,882,477 and 62,182,477 respectively issued and outstanding	$629	$622
Additional paid in capital	1,015,179	962,436
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(1,738,657)	(1,374,549)

TOTAL STOCKHOLDERS’ (DEFICIENCY)	$(804,007)	$(492,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,522	$38,741

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to November 30, 2012

Stockholders’ Equity (Deficiency)

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 500,000,000 Shares, Par value $0,00001	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-

Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50

Offering costs			(15,000)	-	-	(15,000)

Net Loss			-	(294)	-	(294)

May 31, 2009	5,000,000	50	(15,000)	(294)	-	(15,244)

Proceeds from the issuance of common stock	761,500	8	76,142	-	-	76,150

Offering costs			(12,155)	-	-	(12,155)

Net Loss			-	(31,512)	-	(31,512)

May 31, 2010	5,761,500	58	48,987	(31,806)	-	17,239

Stock dividend	51,853,500	518		(518)	-	-

Net Loss				(48,834)	(269,433)	(318,267)

May 31, 2011	57,615,000	576	48,987	(81,158)	(269,433)	(301,028)

Debt conversion into common shares	4,567,477	46	913,449			913,495

Net Loss					(1,105,116)	(1,105,116)

May 31, 2012	62,182,477	622	962,436	(81,158)	(1,374,549)	(492,649)

Debt conversion into common shares	700,000	7	52,743			52,750

Net Loss					(364,108)	(364,108)

November 30, 2012	62,882,477	$629	$1,015,179	$(81,158)	$(1,738,657)	$(804,007)

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months	Three Months	Three Months	From Inception (September 1,
	ended	ended	ended	ended	2010), to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012

SALES	$-	$-	$-	$-	$12,800

Cost of sales	-	-	-	-	17,845

Gross deficit	-	-	-	-	5,045

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	208,647	127,501	96,310	61,051	811,159

Research and Development	99,679	87,045	42,971	56,269	365,555

Debt conversion inducement expense/gain (note 6)	(8,000)	-	-	-	448,748
Changes in value of derivative instruments	(16,314)	-	(9,907)	-	(16,314)

Stock dividend					518
Interest	80,096	15,128	39,665	8,465	123,946

TOTAL COSTS AND EXPENSES	364,108	229,674	169,039	125,785	1,733,612

NET LOSS	(364,108)	(229,674)	(169,039)	(125,785)	(1,738,657)

Net Loss Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	62,619,144	57,615,000	62,882,477	57,615,000	N/A

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30, 2012	Six months ended November 30, 2011	Period from inception (May 6, 2009) to November 30, 2012

Net (loss)	$(364,108)	$(229,674)	$(1,738,657)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement Expense/(Gain)	(8,000)		448,748
Interests expense on derivatives	57,468		65,266
Gain on derivatives at market value	(16,314)		(16,314)

Changes in operating assets and liabilities:
Decrease (Increase) in account receivable	6,080		(320)
Increase in inventories	(66)		(6,563)

Stock dividend	-		518
Decrease in prepaid expenses and sundry current asset	1,540		-
Increase in accrued expenses and sundry current liabilities	72,719	90,477	71,302

Net cash used in operating activities	$(250,681)	$(139,197)	$(1,176,020)

Financing activities

Sale of common stock	-	-	914,013
Offering costs		-	(518)
Proceeds of loans payable shareholder	149,961	48,058	300,342
Proceeds of loans payable	95,055	84,338	(80,214)

Net cash provided by financing activities	$245,016	$132,396	$1,133,623

(Decrease) in cash	(5,665)	(6,801)	(42,397)

Cash- beginning of period	23,704	15,324	60,436

Cash - end of period	$18,039	$8,523	$18,039

Supplemental Disclosure of Cash Flow information
Non cash component of debt conversion	$(8,000)	$-
Non cash component of interests expense on derivatives	$57,468	$-
Non cash component of gain on derivatives at market value	$(16,314)	$-

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009. The Company’s specific goal was to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations. On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market (Machine-to-Machine (M2M) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially the Company wants to cover applications for fixed assets. On November 29, 2012, we changed our name to Wiless Controls Inc.

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

DEVELOPMENT STAGE COMPANY

The Company was an active business from 2009 through August 31, 2010 and was involved in placing Canadian citizens in accounting positions with Canadian corporations. Commencing September 2010, the Company was looking for new business and commenced the Machine-to-Machine market (Machine-to-Machine (M2M) business solutions. The Company currently has operations but no revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from September 1, 2010 to the current balance sheet date.

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

DERIVATIVE LIABILITIES

Our derivative financial instruments consist of embedded derivatives related to the convertible debt, warrants and beneficial conversion features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of November 30, 2012 we had negative working capital of $804,007 and our deficit accumulated during the development stage was $1,738,657.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following at:

	November 30, 2012 (Unaudited)	May 31, 2011 (Audited)
Work-in-process	$6,563	$6,497

	$6,563	$6,497

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	November 30, 2012 (Unaudited)	May 31, 2011 (Audited)
Accrued interest	$48,237	$26,239
Accrued compensation	24,000	24,000
Accrued operating expenses	97,398	107,427

	$169,635	$157,666

NOTE 6 – NOTES PAYABLE

For the six month period ended November 30, 2012, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $15,614. In 2012, the Company received loans from Capex Investments Limited in the amount of $287,774.

On February 8, 2012, Capex Investments Limited converted loans of $280,934 plus $11,370 in accrued interest into 2,923,035 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $292,304. The amount owed to Capex Investments Limited at November 30, 2012 is $133,780. These loans carry an interest of 10% and are payable on demand.

For the six month period ended November 30, 2012, the Company received additional loans from DT Crystal, a shareholder, in the amount of $29,440. In 2012, the Company received loans from DT Crystal in the amount of $45,000.

In 2012, the Company received loans from DT Crystal in the amount of $45,000. On February 8, 2012, DT Crystal converted loans of $45,000 into 450,000 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $45,000. The amount owed to DT Crystal at November 30, 2012 is $29,440. These loans carry an interest of 10% and are payable on demand.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $82,500. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 55% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

For the six month period ended November 30, 2012, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $86,383. In 2012, the Company received additional loans from Michel St-Pierre in the amount of $95,178. At November 30, 2012, the loans amounted to $301,644. These loans carry an interest of 10% and are payable on demand.

On September 1, 2012, the Company signed an agreement with a shareholder to convert an account payable into a note payable. The amount owed to the shareholder at November 30, 2012 is $63,578. This note bears interest at 10% per annum and is payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

On May 4, 2012, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2013, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $32,500 and received proceeds in the amount of $32,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $32,500 was valued using the Black-Scholes Method using a risk free rate of 2.00%, volatility rate of 145.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $7,798 was recorded in 2012 related to this conversion option. Additional interest expense of $1,524 was accrued as of November 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

From June 12 to August 31, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $50,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $50,000 were valued using the Black-Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $29,662 was recorded in 2013 related to this conversion options. Additional interest expense of $1,677 was accrued as of November 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 62,882,677 were issued and outstanding as of November 30, 2012.

On January 13, 2010 the Company sold 761,500 shares of common stock (par value $0.00001) for an aggregate consideration of $76,150 and incurred related expenses of $27,155.

On September 28, 2010 the Company paid a stock dividend of 9 additional shares of common stock for each 1 share of common stock outstanding. The record date for the stock dividend was August 18, 2010.

On June 6, 2012, we issued 100,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Viper Enterprises in the amount of $25,000 owed at May 31, 2012. The shares were issued on the basis of one restricted common share for each $0.25 of debt. The fair value of the shares was $0.25 per share and the market price was $0.21 per share resulting in a debt conversion inducement gain of $4,000.

On June 6, 2012, we issued 100,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Willow Cove Investment Group in the amount of $25,000 owed at May 31, 2012. The shares were issued on the basis of one restricted common share for each $0.25 of debt. The fair value of the shares was $0.25 per share and the market price was $0.21 per share resulting in a debt conversion inducement gain of $4,000.

On November 19, 2012, we issued 500,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Emerging Growth LLC in the amount of $10,750 owed at November 1, 2012. The shares were issued on the basis of one restricted common share for each $0.0215 of debt. The fair value of the shares was $0.0215 per share and the market price was $0.0215 per share resulting in no debt conversion inducement gain or loss.

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

As of November 30, 2012 the Company had net operating loss carry forwards of approximately $1,819,815. These net operating losses are being utilized against the reported income for the six month period ended November 30, 2012. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at November 30, 2012 are as follows:

2012
Deferred tax asset	$727,719
Valuation allowance	(727,719)
Net deferred tax asset	$0

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2012, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $86,383. For the year ended May 31, 2012, the Company received loans of $95,178. At November 30, 2012, the loans amounted to $301,644. These loans carry an interest of 10% and are payable on demand.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and six Month Periods ended November 30, 2012

Overview

We posted net losses of $169,039 and $364,108 for the three and six month periods ended November 30, 2012 as compared to net losses of $125,785 and $229,674 for the comparable periods of 2011.

Development Stage Expenditures

Development stage expenditures for the six month period ended November 30, 2012, were $104,471 in professional fees, $96,000 in salaries and $99,679 in research and development. This is compared to development stage expenditures for the six month period ended November 30, 2011, were $24,432 in professional fees, $96,000 in salary and $87,045 in research and development. The decrease in total cost and expenses resulted from the increase of research and development expenses and professional fees expense.

Sales

For the three and six month periods ended November 30, 2012 we had no gross revenues. This compared to no gross revenues for the same periods of 2011. We are not generating revenues on sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the three and six month periods ended November 30, 2012, we incurred total costs and expenses of $169,039 and $364,108, an increase of 34% and 58% from the same periods of 2011. The increase in total cost and expenses for the three month and six month periods resulted from research and development, professional fees and interest expenses.

Selling, General and Administration

For the three and six month periods ended November 30, 2012, we incurred selling, general and administration expenses of $96,310 and $208,647, an increase of 58% from the three month period last year and an increase of 64% for the six month period in 2011. The increase for the three month and the six month periods resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended November 30, 2012, we incurred a charge of $39,665 and $80,096. This compared to $8,465 and $15,128 for the same periods of the previous year. The increase is mainly caused by the interest expense resulting from derivative liabilities.

Liquidity and Capital Resources

At November 30, 2012, we had $18,039 in cash, as opposed to $23,704 in cash at May 31, 2012. Total cash requirements for operations for the six month period ended November 30, 2012 was $250,681. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2013 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2013 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $25,522 as of November 30, 2012. This was a decrease of $13,219, or 34%, as compared to total assets of $38,741 as of May 31, 2012. The decrease was primarily attributable to current operations expenses.

We had total current liabilities of $829,529 as of November 30, 2012. This was an increase of $298,139, or 56%, as compared to current liabilities of $531,390 as of May 31, 2012. The net increase was attributable to loans stockholders, note payable, derivative liabilities and accrued expenses and current liabilities.

For the six month period ended November 30, 2012, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $86,383. In 2012, the Company received loans of $95,178. At November 30, 2012, the loans amounted to $301,644. These loans carry an interest of 10% and are payable on demand.

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

There have been no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal and accounting (offering costs)	$27,155
Working capital	$48,995

ITEM 6.              EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement With iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics.	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter.	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2013.

WILESS CONTROLS INC.
(Formerly, iMetrik M2M Solutions Inc.)

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement With iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics.	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter.	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X