Form 10-Q
period 2013-02-28
Wiless Controls Inc.
filed 2013-04-15
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 64,700,659 shares of Common Stock, par value $0.00001, outstanding as of April 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
BALANCE SHEET

	February 28, 2013 (unaudited)	May 31, 2012 (audited)

ASSETS

CURRENT ASSETS
Cash	$8,845	$23,704
Inventories (note 4)	6,563	6,497
Accounts receivable	-	7,000
Prepaid expenses and sundry current assets	-	1,540

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$15,408	$38,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 7)	399,672	215,261
Note payable (note 6)	287,868	150,665
Derivative liabilities (note 8)	85,439	7,798
Accrued expenses and sundry current liabilities (note 5)	210,453	157,666

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$983,432	$531,390

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 64,700,659 and 62,182,477 respectively issued and outstanding	$647	$622
Additional paid in capital	1,027,161	962,436
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(1,914,674)	(1,374,549)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(968,024)	$(492,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$15,408	$38,741

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to February 28, 2013

Stockholders’ Equity (Deficiency)

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 500,000,000 Shares, Par value $0,00001	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-

Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50

Offering costs			(15,000)	-	-	(15,000)

Net Loss			-	(294)	-	(294)

May 31, 2009	5,000,000	50	(15,000)	(294)	-	(15,244)

Proceeds from the issuance of common stock	761,500	8	76,142	-	-	76,150

Offering costs			(12,155)	-	-	(12,155)

Net Loss			-	(31,512)	-	(31,512)

May 31, 2010	5,761,500	58	48,987	(31,806)	-	17,239

Stock dividend	51,853,500	518		(518)	-	-

Net Loss				(48,834)	(269,433)	(318,267)

May 31, 2011	57,615,000	576	48,987	(81,158)	(269,433)	(301,028)

Debt conversion into common shares	4,567,477	46	913,449			913,495

Net Loss					(1,105,116)	(1,105,116)

May 31, 2012	62,182,477	622	962,436	(81,158)	(1,374,549)	(492,649)

Debt conversion into common shares	2,518,182	25	64,725			64,750

Net Loss					(540,125)	(540,125)

February 28, 2013	64,700,659	$647	$1,027,161	$(81,158)	$(1,914,674)	$(968,024)

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	From Inception (September 1,
	ended	ended	ended	ended	2010), to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013

SALES	$-	$-	$-	$-	$12,800

Cost of sales	-	-	-	-	17,845

Gross deficit	-	-	-	-	5,045

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	312,406	232,094	103,759	104,593	914,918

Research and Development	141,945	184,807	42,266	97,762	407,821

Debt conversion inducement expense/gain (note 9)	(8,000)	456,748	-	456,748	448,748
Changes in value of derivative instruments	(67,176)	-	(50,862)	-	(67,176)

Other					518
Interest	160,950	19,802	80,854	4,674	204,800

TOTAL COSTS AND EXPENSES	540,125	893,451	176,017	663,777	1,909,629

NET LOSS	(540,125)	(893,451)	(176,017)	(663,777)	(1,914,674)

Net Loss Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	63,106,080	57,615,000	64,700,659	58,680,745	N/A

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended February 28, 2013	Nine months ended February 29, 2012	Period from inception (May 6, 2009) to February 28, 2013

Net loss	$(540,125)	$(229,674)	$(1,914,674)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement Expense/(Gain)	(8,000)		448,748
Interests expense on derivatives	80,965		88,763
Gain on derivatives at market value	(67,176)		(67,176)

Changes in operating assets and liabilities:
Decrease in accounts receivable	7,000		600
Increase in inventories	(66)		(6,563)

Stock dividend	-		518
Decrease in prepaid expenses and sundry current asset	1,540		-
Increase in accrued expenses and sundry current liabilities	113,538	90,477	112,121

Net cash used in operating activities	$(412,324)	$(139,197)	$(1,337,663)

Financing activities

Sale of common stock	-	-	914,013
Offering costs		-	(518)
Proceeds of loans payable shareholder	184,411	48,058	334,792
Proceeds of loans payable	213,054	84,338	37,785

Net cash provided by financing activities	$397,465	$132,396	$1,286,072

Decrease in cash	(14,859)	(6,801)	(51,591)

Cash- beginning of period	23,704	15,324	60,436

Cash - end of period	$8,845	$8,523	$8,845

Supplemental Disclosure of Cash Flow information
Non cash component of debt conversion	$(8,000)	$-
Interests expense on derivatives	$80,965	$-
Gain on derivatives at market value	$(67,176)	$-

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	level l - quoted prices in active markets for Identical assets or liabilities
•	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
•	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

NOTE 3 – GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. As of February 28, 2013 we had negative working capital of $968,024 and our deficit accumulated during the development stage was $1,914,674.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following at:

	February 28, 2013 (Unaudited)	May 31, 2012 (Audited)
Work-in-process	$6,563	$6,497

	$6,563	$6,497

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	February 28, 2013 (Unaudited)	May 31, 2012 (Audited)
Accrued interest	$59,106	$26,239
Accrued compensation	24,000	24,000
Accrued operating expenses	127,347	107,427

	$210,453	$157,666

NOTE 6 – NOTES PAYABLE

For the nine month period ended February 28, 2013, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $118,615. In 2012, the Company received loans from Capex Investments Limited in the amount of $287,774.

On February 8, 2012, Capex Investments Limited converted loans of $280,934 plus $11,370 in accrued interest into 2,923,035 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $292,304. The amount owed to Capex Investments Limited at February 28, 2013 is $236,780. These loans carry an interest of 10% and are payable on demand.

For the Nine month period ended February 28, 2013, the Company received additional loans from DT Crystal, a shareholder, in the amount of $44,940.

In 2012, the Company received loans from DT Crystal in the amount of $45,000. On February 8, 2012, DT Crystal converted loans of $45,000 into 450,000 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $45,000. The amount owed to DT Crystal at February 28, 2013 is $44,940. These loans carry an interest of 10% and are payable on demand.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $152,500. The amount owed to Asher Enterprises Inc. at February 28, 2013, is shown net of the remaining debt discount of $63,852 resulting in a balance of $6,148.The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 55% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

On December 10, 2012 Asher Enterprises Inc. converted loans of $12,000 into 1,818,182 shares of the Company. The fair value of the shares was equal to $0.0066 per share and the market price was $0.0012.

On December 10, 2012 the Company paid $37,000 for a loan from Asher Enterprises Inc. in the amount of $20,500. The difference between the amount paid and the outstanding balance resulted in an interest expense of $16,500.

On December 24, 2012 the Company paid $45,000 for a loan from Asher Enterprises Inc. in the amount of $27,500. The difference between the amount paid and the outstanding balance resulted in an interest expense of $17,500.

On January 29, 2013 the Company paid $34,638 for a loan from Asher Enterprises Inc. in the amount of $22,500. The difference between the amount paid and the outstanding balance resulted in an interest expense of $12,138.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

For the nine month period ended February 28, 2013, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $120,833. In 2012, the Company received loans from Michel St-Pierre in the amount of $95,178. At February 28, 2013, the loans amounted to $336,094. These loans carry an interest of 10% and are payable on demand.

On September 1, 2012, the Company signed an agreement with a shareholder to convert an account payable into a note payable. The amount owed to the shareholder at February 28, 2013 is $63,578. This note bears interest at 10% per annum and is payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

On May 4, 2012, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2013, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $32,500 and received proceeds in the amount of $32,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $32,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 145.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $7,798 was recorded in 2012 related to this conversion option. Additional interest expense of $1,524 was accrued as of February 28, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

From June 12 to August 31, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $50,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $50,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $29,662 was recorded in 2013 related to this conversion options. Additional interest expense of $1,677 was accrued as of February 28, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

From January 20 to February 28, 2013, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $70,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 45% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $70,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $17,349 was recorded in 2013 related to this conversion options. Additional interest expense of $409 was accrued as of February 28, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 64,700,659 were issued and outstanding as of February 28, 2013.

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

As of February 28, 2013 the Company had net operating loss carry forwards of approximately $1,995,832.

Components of deferred tax assets and liabilities at February 28, 2013 are as follows:

2013
Deferred tax asset	$802,059
Valuation allowance	(802,059)
Net deferred tax asset	$0

NOTE 11 – RELATED PARTY TRANSACTIONS

For the nine month period ended February 28, 2013, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $120,833. For the year ended May 31, 2012, the Company received loans from Michel St-Pierre in the amount of $95,178. At February 28, 2013, the loans amounted to $336,094. These loans carry an interest of 10% and are payable on demand.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended February 28, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and nine Month Periods ended February 28, 2013

Overview

We posted net losses of $176,017 and $540,125 for the three and nine month periods ended February 28, 2013 as compared to net losses of $663,777 and $893,451 for the comparable periods of 2012.

Development Stage Expenditures

Development stage expenditures for the nine month period ended February 28, 2013, were $152,427 in professional fees, $144,000 in salaries and $141,945 in research and development. This is compared to development stage expenditures for the nine month period ended February 28, 2012, were $24,850 in professional fees, $144,000 in salary and $184,807 in research and development. The decrease in total cost and expenses resulted from debt conversion inducement expense and changes in value of derivatives instruments.

Sales

For the three and nine month periods ended February 28, 2013 we had no gross revenues. This compared to no gross revenues for the same periods of 2012. We are not generating revenues on sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the three and nine month periods ended February 28, 2013, we incurred total cost and expenses of $176,017 and $540,125, a decrease of 73% and 40% from the same periods of 2012. The decrease in total cost and expenses for the three month and nine month periods resulted from debt conversion inducement expense and changes in value of derivatives instruments.

Selling, General and Administration

For the three and nine month periods ended February 28, 2013, we incurred selling, general and administration expenses of $103,759 and $312,406, a decrease of 1% from the three month period last year and an increase of 35% for the nine month period in 2012. The increase for the nine month periods resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended February 28, 2013, we incurred a charge of $80,854 and $160,950. This compared to $4,674 and $19,802 for the same periods of the previous year. The increase is mainly caused by the interest expense resulting from derivative liabilities.

Liquidity and Capital Resources

At February 28, 2013, we had $8,845 in cash, as opposed to $23,704 in cash at May 31, 2012. Total cash requirements for operations for the nine month period ended February 28, 2013 was $412,324. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2013 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $15,408 as of February 28, 2013. This was a decrease of $23,333, or 60%, as compared to total assets of $38,741 as of May 31, 2012. The decrease was primarily attributable to current operations expenses.

We had total current liabilities of $983,432 as of February 28, 2013. This was an increase of $452,042, or 85%, as compared to current liabilities of $531,390 as of May 31, 2012. The net increase was attributable to loans stockholders, note payable, derivative liabilities and accrued expenses and current liabilities.

For the nine month period ended February 28, 2013, the Company received loans from Michel St-Pierre, a shareholder, in the amount of $120,833. For the year ended May 31, 2012, the Company received loans from Michel St-Pierre in the amount of $95,178. At February 28, 2013, the loans amounted to $336,094. These loans carry an interest of 10% and are payable on demand.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of April, 2013.

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