Form 10-K/A
period 2012-05-31
Wiless Controls Inc.
filed 2013-05-17
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2012

Commission file number 000-54093

WILESS CONTROLS INC.
(formerly, iMetrik M2M Solutions Inc.)
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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012 is to include a revised auditors’ report that opines on all audited financial statements presented and to adjust the sale of stock and proceeds of loans payable in the statement of cash flows.  No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

Liquidity and Capital Resources

At May 31, 2012, we had $23,704 in cash, as opposed to $15,324 in cash at May 31, 2011. Total cash requirements for operations for the twelve month period ended May 31, 2012 was $452,071. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2013 will be between $500,000 to $2,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2013 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imetrik M2M Solutions, Inc (formerly known as Montreal Services Company) as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2012, conformity with accounting principles generally accepted in the United States of America.

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

Index to Financials

IMETRIK M2M SOLUTIONS INC.
(Formerly known as MONTREAL SERVICES COMPANY)

STATEMENTS OF CASH FLOWS

		Year ended May 31, 2012	Year ended May 31, 2011	Period from inception (May 6, 2009) to May 31, 2012

Net (loss)		$(1,105,116)	$(318,267)	$(1,374,549)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement Expense		456,748		456,748
Interests expense on derivatives		7,798		7,798

Changes in operating assets and liabilities:
Increase in account receivable		(6,400)		(6,400)
Increase in inventories		(6,497)		(6,497)
Stock dividend		-		518
Increase in prepaid expenses and sundry current asset		(1,540)		(1,540)
Increase (decrease) in accrued expenses and sundry current liabilities		202,936	64,786	260,211

Net cash used in operating activities		$(452,071)	$(253,481)	$(663,711)

Financing activities

Sale of common stock		-	518	518
Offering costs			(518)	(518)
Proceeds of loans payable shareholder		95,178	88,198	150,381
Proceeds of loans payable		365,273	111,325	476,598

Net cash provided by financing activities		$460,451	$199,523	$626,979

Increase (decrease) in cash		8,380	(53,958)	(36,732)

Cash- beginning of period		15,324	69,282	60,436

Cash - end of period		$23,704	$15,324	$23,704

Supplemental Disclosure of Cash Flow information
	$		$-

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May 2013.

WILESS CONTROLS INC.
(formerly, iMetrik M2M Solutions Inc.)

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE	President, Principal Executive Officer, Treasurer,	May 16, 2013
Michel St-Pierre	Principal Financial Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.				X

10.5	License Agreement with iMetrik Global Inc.				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X