Form 10-Q/A
period 2012-11-30
Wiless Controls Inc.
filed 2013-05-17
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2012 is to adjust the increase in accrued expenses and sundry current liabilities and the proceeds of loans payable shareholder in the statement of cash flows.  No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

The accompanying notes are an integral part of the financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A development stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended November 30, 2012	Six months ended November 30, 2011	Period from inception (May 6, 2009) to November 30, 2012

Net (loss)	$(364,108)	$(229,674)	$(1,738,657)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement Expense/(Gain)	(8,000)		448,748
Interests expense on derivatives	57,468		65,266
Gain on derivatives at market value	(16,314)		(16,314)

Changes in operating assets and liabilities:
Decrease (Increase) in account receivable	6,080		(320)
Increase in inventories	(66)		(6,563)

Stock dividend	-		518
Decrease in prepaid expenses and sundry current asset	1,540		-
Increase in accrued expenses and sundry current liabilities	136,297	90,477	134,880

Net cash used in operating activities	$(187,103)	$(139,197)	$(1,112,442)

Financing activities

Sale of common stock	-	-	914,013
Offering costs		-	(518)
Proceeds of loans payable shareholder	86,383	48,058	236,764
Proceeds of loans payable	95,055	84,338	(80,214)

Net cash provided by financing activities	$181,438	$132,396	$1,070,045

(Decrease) in cash	(5,665)	(6,801)	(42,397)

Cash- beginning of period	23,704	15,324	60,436

Cash - end of period	$18,039	$8,523	$18,039

Supplemental Disclosure of Cash Flow information
Non cash component of debt conversion	$(8,000)	$-
Non cash component of interests expense on derivatives	$57,468	$-
Non cash component of gain on derivatives at market value	$(16,314)	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of May, 2013.

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