Form 10-K
period 2013-05-31
Wiless Controls Inc.
filed 2013-08-29
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2013

Commission file number 000-54093

WILESS CONTROLS INC.
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2012 - $491,002

As of August 28, 2013, 64,700,659 shares of the registrant’s common stock were outstanding.

PART I.

ITEM 1.	BUSINESS.

Our mission is to become a leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, the our platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

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

On August 5, 2010, we filed a Certificate of Amendment with the State of Nevada, changing our name from “Montreal Services Company” to “iMetrik M2M Solutions Inc.” to reflect our new business orientation of the Company to be a solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. On November 29, 2012, we changed our name to Wiless Controls Inc. Our shares of common stock are traded on the OTCBB operated by the Financial Industry Regulatory Authority under the symbol “WILS”.

We maintain our statutory registered agent’s office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 3450 St-Denis Street W, Suite 202, Montreal, Quebec, Canada H2X 3L3.

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

Market

Numerous market sectors fall comfortably under the M2M umbrella due to the need to respond to a wide array of requirements, depending on the nature of the machine and its location. We want to market and distribute M2M solutions for stationary asset markets worldwide using the Wiless Controls technologies developed over the last two years, as well as developing new applications. This includes industrial, commercial and personal market segments such as building management, lighting systems, vending machines, point of sale terminals, information technology equipment, power supply systems, security, remote healthcare monitoring and mobile internet devices.

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

Employees and employment agreements

At present, we have two consulting agreements in place. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The “Engagement Period” is for one year. The agreement is renewable for a one year period. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” is for one year. The agreements have been renewed in August 2013 for a one year period.

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

They have evaluated, implemented and are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through Wiless-M2M platform.

On July 7, 2011, we nominated Jonathan Barratt Chief Technical Officer (CTO) of the company, and as such he will oversee all technical developments for Wiless Controls, as well as keep a close relationship with the clients to guarantee the development and delivery of all product lines. We also nominated, Medhat Mahmoud as VP Technology and Strategy.

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

Using Monnit’s wireless sensors and iMonnit web application, and our Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum. The system will comprise Monnit’s battery operated low-cost wireless sensors collecting information, transmitted wirelessly through the Wiless Controls Cellular Gateway via the iMetrik global GSM network and iMonnit web application. Once installed, a user can access the sensor data, and monitor any asset from anywhere at any time through a computer or smart phone with Internet access.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan’s head offices in Chicago, Metropolitan has chosen Wiless Controls to monitor all sump pumps it sells in the US.

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

ITEM 4.              MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 3/1/13 to 5/31/13	0.10	0.01
Third Quarter: 12/1/12 to 2/28/13	0.11	0.01
Second Quarter: 9/1/12 to 11/30/12	0.15	0.02
First Quarter: 6/1/12 to 8/30/12	0.45	0.10

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 3/1/12 to 5/31/12	0.38	0.26
Third Quarter: 12/1/11 to 2/28/12	0.26	0.20
Second Quarter: 9/1/11 to 11/30/11	0.45	0.20
First Quarter: 6/1/11 to 8/30/11	0.43	0.50

Our shares of common stock are traded on the OTCBB operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “WILS”. The shares trading of our common stock began on July 6, 2010.

Holders

As of August 27, 2013, we had forty nine stockholders of record.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2013 (this “Report”). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

They have evaluated, implemented and are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through Wiless Controls platform.

On July 7, 2011, we nominated Jonathan Barratt Chief Technical Officer (CTO) of the company, and as such he oversees all of our technical developments for Wiless Controls, as well as keep a close relationship with the clients to guarantee the development and delivery of all product lines. We also nominated, Medhat Mahmoud as VP Technology and Strategy.

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

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan’s head offices in Chicago, Metropolitan chose Wiless Controls to monitor all sump pumps it sells in the US.

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

On November 29, 2012, we changed our name to Wiless Controls Inc.

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

Business Plan

We are striving to become a leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from “anywhere-to-anywhere” in the world. This is the world of Machine-to-Machine, the “Internet of Things”. With the combination of its embedded device, global network and web service, the Wiless Controls M2M platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

We intend to concentrate on recurring service revenues, as more and more product functionalities will be marketed, thus building a large base for pay-per-use fees, which will be based on the nature of the service rendered.

The initial sales strategy consisted in identifying existing sales organizations which were subject matter experts (SME) in the verticals they served, and allowing them to sell under their own brand name. The strong recognition by the market of the superiority of the Wiless Controls product over all competition leads us to undertake selling under our own brand in the verticals being currently addressed, as well as in future verticals. When stand-alone branding will not be feasible, co- branding will be preferred.

Our method of developing value is based upon technological vertical integration. We offer our clients a complete wireless service delivery chain to allow them to efficiently deploy M2M solutions worldwide. Wiless Controls enables an “M2M Solution in a box,” a one-stop-shop or an end-to-end wireless solution allowing their clients to quickly deploy and compete in the M2M wireless space.

We supply wireless devices and web applications but without the ownership of the radio frequencies. MVNOs, by definition, are companies that provide wireless devices, applications, and purchase wholesale airtime on an existing wireless network to provide their own branded services to end-users.

To the market segments initially addressed, Wiless Controls offering covers the entire value chain: Device, Network and Application. Due to its unique technology, the company is able to market various ranges of service. Large organizations, for instance, could decide to host the data themselves and manage the client interface, while using our device, network access and application enablers. At the other end of the spectrum, some clients might need to operate with a modified device, integrating the actual network access component of our device. Content providers could market their own applications to our installed base of customers. Finally, we could also partner with mobile carriers to provide network access to a growing number of M2M service providers. In all cases, we will favor revenue models based on recurring usage service fees, based on the value of the service for the end user.

Results of Operations

For the Twelve Month Period ended May 31, 2013

Overview

We recorded a net loss of $720,016 for the year ended May 31, 2013 as compared to a net loss of $1,105,116 for the year ended May 31, 2012. The loss resulted mainly from selling, general and administrative expenses and debt conversion inducement expense.

For the year ended May 31, 2013, the Company spent $130,154 in professional fees, $192,000 in salary, $178,230 in research. For the year ended May 31, 2012, the Company spent $40,841 in professional fees, $192,000 in salary, $242,492 in research and development and $456,748 in Debt conversion inducement expense.

Sales

For the year ended May 31, 2013 we had no gross revenues as compared to gross revenues of $12,800 in 2012.

Total Cost and Expenses

For the year ended May 31, 2013, we incurred total costs and expenses of $720,016. This compared to $1,100,071 for last year, a decrease of 35% from the same period of 2012. The decrease was due primarily to diminution in Debt conversion inducement expense.

Selling, General and Administration

For the year ended May 31, 2013, we incurred selling, general and administration expenses of $381,639 and $365,554 for last year, an increase of 4% from last year. The increase was due primarily to an increase of $21,500 in professional fees.

Interest

We calculate interest in accordance with the respective note payable, note payable stockholders and Derivative liabilities. For the year ended May 31, 2013, we incurred $222,557 compared to $35,277 for last year. The increase of 265% was caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At May 31, 2013, we had $2,178 in cash, as opposed to $23,704 in cash at May 31, 2012. Total cash requirements for operations for the twelve month period ended May 31, 2013 was $476,861. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2014 will be between $500,000 to $2,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2014 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2013, we had total assets of $23,918. This was a decrease of $14,823, or 38%, as compared to total assets of $38,741at May 31, 2012. The decrease was primarily attributable to accounts receivable and cash.

At May 31, 2013, we had total current liabilities of $1,171,833.  This was an increase of $640,443, or 121%, as compared to current liabilities of $531,390 at May 31, 2012. The net increase was attributable to an increase in note payable- stockholders, note payable, derivative liabilities and accrued expenses and sundry current liabilities.

On May 31, 2013 we received loans from Michel St-Pierre, a shareholder, in the amount of $95,178. These loans carried an interest of 10% and is payable on demand.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending May 31, 2013. With respect to the audited year ending May 31, 2013, we incurred losses of $720,016 (compared with losses of $1,105,116 for the same period last year). We had negative working capital for the year ending May 31, 2013 of $1,147,915, (compared with negative working capital of $492,649 for the same period last year), and a stockholders’ deficiency of $1,147,915as of May 31, 2013 (compared with a stockholders’ deficiency of $492,649 audited as of May 31, 2012).  All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2013, our auditors issued an opinion in their audit report for the year ended May 31, 2013 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations. Presently, the monthly negative cash flow amounts to $25,000 and our available cash cannot sustain current operations for more than one month.  In order to continue, we want to sell additional shares of common stock or borrow additional funds and generate sufficient cash from operations to support our company for the next twelve months.

We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have very limited business operating history.  In May, 2012 we have sold our first functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through Wiless Controls-M2M platform. This prototype iteration was the final production design for production.

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
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors
Wiless Controls, Inc.
(Formerly known as Imetrik M2M Solutions, Inc.).

We have audited the accompanying balance sheet of Wiless Controls, Inc. (Formerly known as Imetrik M2M Solutions, Inc.) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wiless Controls, Inc. (formerly known as Imetrik M2M Solutions, Inc.) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2013, conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in note 3 to the accompanying financial statements the Company reported a net loss of $720,016 for the year ended May 31, 2013 and $1,105,116 for the year ended May 31, 2012. The Company had no revenue for the year ended May 31, 2013. The Company also has a negative working capital of $1,147,915 and a stockholders’ deficiency of $1,147,915 at May 31, 2013.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
August 26, 2013

Index to Financials

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
BALANCE SHEET
May 31,

	2013	2012

ASSETS

CURRENT ASSETS
Cash	$2,178	$23,704
Inventories (note 4)	21,740	6,497
Account receivable	-	7,000
Prepaid expenses	-	1,540

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$23,918	$38,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Notes payable-stockholders (note 7)	711,761	333,426
Notes payable (note 6)	34,380	32,500
Derivative liabilities (note 8)	141,706	7,798
Accrued expenses and other current liabilities (note 5)	283,986	157,666

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$1,171,833	$531,390

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 64,700,659 and 62,182,477 respectively issued and outstanding	$647	$622
Additional paid in capital	1,027,161	962,436
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(2,094,565)	(1,374,549)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(1,147,915)	$(492,649)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23,918	$38,741

“See notes to financial statements”

Index to Financials

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to May 31, 2013

Stockholders Deficiency

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,00001	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Offering Costs	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-	$-

Proceeds from the issuance of common stock	5,000,000	50	-	-	-	-	50

Offering costs			(15,000)	-	-		(15,000)

Net Loss	-	-	-	(294)	-	-	(294)

May 31, 2009	5,000,000	50	(15,000)	(294)	-	-	(15,244)

Proceeds from the issuance of common stock	761,500	8	76,142	-	-	-	76,150

Offering costs			(12,155)	-	-		(12,155)

Net Loss	-	-	-	(31,512)	-	-	(31,512)

May 31, 2010	5,761,500	58	48,987	(31,806)	-	-	17,239

Stock dividend	51,853,500	518		(518)	-		-

Net Loss	-	-	-	(48,834)	(269,433)	-	(318,267)

May 31, 2011	57,615,000	576	48,987	(81,158)	(269,433)	-	(301,028)

Debt conversion into common shares	4,567,477	46	913,449				913,495

Net Loss	-	-	-	-	(1,105,116)	-	(1,105116)

May 31, 2012	62,182,477	622	962,436	(81,158)	(1,374,549)	-	(492,649)

Debt conversion into common shares	2,518,182	25	64,725				64,750

Net Loss					(720,016)		(720,016)

May 31, 2013	64,700,659	$647	$1,027,161	$(81,158)	$(2,094,565)	$-	$(1,147,915)

“See notes to financial statements”

Index to Financials

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2013	Year ended May 31, 2012	Beginning of development stage (September 1, 2010) to May 31, 2013

SALES	$-	$12,800	$12,800

Cost of sales	-	17,845	17,845

Gross deficit	-	5,045	5,045

COSTS AND EXPENSES (INCOME):			-
Selling, general and administrative	381,639	365,554	984,151
Research and Development	178,230	242,492	444,106
Debt conversion inducement expense (income) (note 6)	(8,000)	456,748	448,748
Changes in fair value of derivative liability	(54,410)	-	(54,410)
Stock dividend	-	-	518
Interest related party	28,450	16,684	45,134
Interest	194,107	18,593	221,273

TOTAL COSTS AND EXPENSES	720,016	1,100,071	2,089,520

NET LOSS	$(720,016)	$(1,105,116)	$(2,094,565)

Net Loss Per Share	$(0.01)	$(0.02)	$(0.03)

Average weighted Number of Shares	63,659,901	59,023,305	63,659,901

“See notes to financial statements”

Index to Financials

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2013	Year ended May 31, 2012	Beginning of development stage (September 1, 2010) to May 31, 2013

Cash Flow from Operating activities:
Net loss	$(720,016)	$(1,105,116)	$(2,094,565)

Adjustment to reconcile net loss to net cash used in operating activities
Debt Conversion Inducement (Income) Expense	(8,000)	456,748	448,748
Non-cash interest expense	125,198	7,798	132,996
Gain on change in fair value of derivatives	(54,410)	-	(54,410)

Changes in operating assets and liabilities:
Account receivable	7,000	(6,400)	600
Inventories	(15,243)	(6,497)	(21,740)
Increase in prepaid expenses	1,540	(1,540)	-
Decrease in accounts receivable
Increase (decrease) in accrued expenses and other current liabilities	187,070	202,936	447,799

Net cash used in operating activities	$(476,861)	$(452,071)	$(1,140,572)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	378,335	95,178	528,716
Proceeds of notes payable	77,000	365,273	553,598

Net cash provided by financing activities	$455,335	$460,451	$1,082,314

Increase (decrease) in cash	(21,526)	8,380	(58,258)

Cash- beginning of year	23,704	15,324	60,436

Cash - end of year	$2,178	$23,704	$2,178

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$60,750	$130,814
Conversion of notes payable to common stock	$75,120	$-
Conversion of notes payable stockholders to common stock	$-	$325,934

“See notes to financial statements”

Index to Financials

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
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

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company was an active business from 2009 through August 31, 2010 and was involved in placing Canadian citizens in accounting positions with Canadian corporations. Commencing September 2010, the Company was looking for new business and commenced the Machine-to-Machine market (Machine-to-Machine (M2M) business solutions. The Company currently has operations and no revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from September 1st, 2010 to the current balance sheet date.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Index to Financials

*       level l - quoted prices in active markets for Identical assets or liabilities
*       level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*       level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s derivative liability, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

USE OF ESTIMATES

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include derivative financial instruments issued in financing transactions, the collectability of accounts receivable and deferred taxes and related valuation allowances. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Index to Financials

REVENUE RECOGNITION

The Company’s business plan is to sell wireless devices. The wireless devices are manufactured for the Company by a third-party in United States. Revenue is recognized at the time of shipment and when title changes hands to the buyer.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company reported net loss of $720,016 for the year ended May 31, 2013 and $1,105,116 for the year ended May 31, 2012. The Company had no revenue for the year ended May 31, 2013.The Company also has a negative working capital of $1,147,915 and a stockholders deficiency of $1,147,915 at May 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index to Financials

NOTE 4 – INVENTORIES

Inventories consist of the following at May 31:

	2013	2012

Work-in-process	$-	$6,497
Finished goods	21,740
	$21,740	$6,497

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2013	2012

Accrued interest	$24,021	$2,282
Accrued interest related party	52,205	23,755
Accrued compensation	24,000	24,000
Accrued operating expenses	183,760	107,629
	$283,986	$157,666

NOTE 6 – NOTES PAYABLE

In 2013, the Company received loans from Asher Enterprises Inc. in the amount of $147,500. The amount owed to Asher Enterprises Inc. at May 31, 2013, is shown net of the remaining debt discount of $63,120 resulting in a balance of $34,380.The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 55% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $32,500. The amount owed to Asher Enterprises Inc. at May 31, 2013, is $0.

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

On January 29, 2013 the Company paid $34,638 for a loan from Asher Enterprises Inc. in the amount of $22,500. The difference between the amount paid and the outstanding balance of $12,138 resulted in an interest expense.

2013
Convertible debts	$97,500
Debt discount	(63,120)
Net convertible debt	$34,380

Index to Financials

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

In 2013, the Company received additional loans from Michel St-Pierre in the amount of $151,202. At May 31, 2013, the loans amounted to $366,463. These loans carry an interest of 10% and are payable on demand.

On September 1, 2012, the Company signed an agreement with a shareholder to convert an account payable into a note payable. The amount owed to the shareholder at May 31, 2013 is $63,578. This note bears interest at 10% per annum and is payable on demand.

In 2013, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $118,615. In 2012, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $287,774. In 2011, the Company received loans from Capex Investments Limited in the amount of $111,325.

On February 8, 2012, Capex Investments Limited converted loans of $280,934 plus $11,370 in accrued interest into 2,923,035 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $292,304. The amount owed to Capex Investments Limited at May 31, 2013 is $236,780. These loans carry an interest of 10% and are payable on demand.

In 2013, the Company received loans from DT Crystal in the amount of $44,940. In 2012, the Company received loans from DT Crystal in the amount of $45,000. On February 8, 2012, DT Crystal converted loans of $45,000 into 450,000 shares of the Company. The fair value of the shares was $0.10 per share and the market price was $0.20 per share resulting in a debt conversion inducement expense of $45,000. The amount owed to DT Crystal May 31, 2013 is $44,940. These loans carry an interest of 10% and are payable on demand.

2013
Michel St-Pierre	$366,463
Shareholder	63,578
Capex Investments Limited	236,780
DT Crystal	44,940
Total	$711,761

NOTE 8 – DERIVATIVE LIABILITIES

On May 4, 2012, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2013, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $32,500 and received proceeds in the amount of $32,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $32,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 145.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $7,798 was recorded in 2012 related to this conversion option. Additional interest expense of $202 was accrued as of May 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

From June 12 to August 31, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $50,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The

Index to Financials

conversion options were recorded as a discount on notes payable of $50,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $29,662 was recorded in 2013 related to this conversion options. Additional interest expense of $1,677 was accrued as of February 28, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

From January 20 to February 28, 2013, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $70,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $70,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $17,349 was recorded in 2013 related to this conversion options. Additional interest expense of $1,809 was accrued as of May 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On May 4, 2013, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2014, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $27,500 and received proceeds in the amount of $27,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $27,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 311.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $16,001 was recorded in 2013 related to this conversion option. Additional interest expense of $92 was accrued as of May 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 64,700,659 were issued and outstanding as of May 31, 2013.

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

Index to Financials

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

On June 6, 2012, we issued 100,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Viper Enterprises in the amount of $25,000. The shares were issued on the basis of one restricted common share for each $0.25 of debt. The fair value of the shares was $0.25 per share and the market price was $0.21 per share resulting in a debt conversion inducement gain of $4,000.

On June 6, 2012, we issued 100,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Willow Cove Investment Group in the amount of $25,000. The shares were issued on the basis of one restricted common share for each $0.25 of debt. The fair value of the shares was $0.25 per share and the market price was $0.21 per share resulting in a debt conversion inducement gain of $4,000.

On November 19, 2012, we issued 500,000 restricted shares of the Company’s common stock, fully paid and non-assessable, in full satisfaction of the outstanding indebtedness owed to Emerging Growth LLC in the amount of $10,750. The shares were issued on the basis of one restricted common share for each $0.0215 of debt. The fair value of the shares was $0.0215 per share and the market price was $0.0215 per share resulting in no debt conversion inducement gain or loss.

On December 10, 2012 Asher Enterprises Inc. converted loans of $12,000 into 1,818,182 shares of the Company. The fair value of the shares was equal to $0.0066 per share and the market price was $0.0012.

NOTE 10 – INCOME TAXES

Components of deferred tax assets and liabilities at May 31, 2013 are as follows:

	2013	2012

Deferred tax asset	$582,221	$582,221
Valuation allowance	(582,221)	(582,221)
Net deferred tax asset	$0	$0

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

Index to Financials

NOTE 12 – RELATED PARTY TRANSACTIONS

See Note 7 regarding Notes Payable to related parties.

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2013, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended May 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

CEO and CFO Certifications

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the year ended May 31, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michel St-Pierre	51	president, principal executive officer, principal accounting officer
941 de Calais Street		principal financial officer, secretary, treasurer and sole member of
Mont St-Hilaire, Quebec,		the board of directors
Canada, J3H 4T7

Jonathan Barratt	34	Chief technical officer
610-49 Condo A-Space,
Asok Din Daeng, Din Dang, Bangkok, 10400, Thailand

Medhat Mahmoud	47	Vice president of technology and strategy
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2013 all reports were filed.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Michel St-Pierre, Mr. Jonathan Barratt and Mr. Medhat Mahmoud have not been the subject of the following events

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

As of August 27, 2013, we had one director. Mr. St-Pierre is not independent.

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent two years is as follows:

Executive Compensation
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michel St-Pierre	2013	96,000	0	0	0	0	0	0	96,000
President, CEO, CFO	2012	96,000	0	0	0	0	0	0	96,000

Jonathan Barratt	2013	0	0	0	0	0	0	0	0
Chief Technical Officer	2012	58,650	0	0	0	0	0	0	58,650

Medhat Mahmoud	2013	84,000	0	0	0	0	0	0	84,000
VP Technology and Strategy	2012	76,650	0	0	0	0	0	0	76,650

(1)	Mr. St-Pierre has been appointed president and CEO on May 20, 2009.
(2)	Mr. Barratt has been appointed CTO on July 20, 2011.
(3)	Mr. Mahmoud has been appointed VP Technology & Strategy on July 20, 2011.

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

Other Executive Officers

During 2013, no employment contracts were entered into with any officers.

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

Directors’ Compensation
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Michel St-Pierre	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2013.

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

The percentage of ownership set forth below reflects each holder’s ownership interest in the 64,700,659 shares of our common stock outstanding as of August 29, 2013.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent

Michel St-Pierre (2)	34,000,000	0	34,000,000	54.68%

All executive officers and directors as a group (1 person)	34,000,000	0	34,000,000	54.68%

(1)	The mailing address for the listed individual is c/o Wiless Controls, Inc., 3450 St. Denis, Suite 202, Montreal, Quebec, Canada H2X 3L3.
(2)	Owner of 5% or more of our common stock. Mr. St-Pierre is the President and Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Michel St-Pierre

During the twelve months ended May 31, 2013, the Company received loans from Michel St-Pierre, our president, in the amount of $151,202. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The total amount owed to Mr. St-Pierre at May 31, 2013 is $366,463.

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

2013	Paritz & Company, PA	$5,800
2012	Paritz & Company, PA	$3,850

(2)          Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	Paritz & Company, PA	$0
2012	Paritz & Company, PA	$0

(3)          Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	Paritz & Company, PA	$0
2012	Paritz & Company, PA	$0

(4)          All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	Paritz & Company, PA	$0
2012	Paritz & Company, PA	$0

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

PART IV.

ITEM 15.            EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August 2013.

WILESS CONTROLS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHEL ST-PIERRE	President, Principal Executive Officer, Principal Financial	August 29, 2013
Michel St-Pierre	Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X