Form 10-Q
period 2013-08-31
Wiless Controls Inc.
filed 2013-10-15
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 66,146,442 shares of Common Stock, par value $0.00001, outstanding as of August 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
BALANCE SHEET

	August 31, 2013 (unaudited)	May 31, 2013 (audited)

ASSETS

CURRENT ASSETS
Cash	$2,145	$2,178
Inventories (note 4)	21,740	21,740

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$23,885	$23,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 7)	834,737	711,760
Note payable (note 6)	51,513	34,380
Derivative liabilities (note 8)	106,481	141,706
Accrued expenses and other current liabilities (note 5)	282,080	283,987

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$1,274,811	$1,171,833

STOCKHOLDERS’ DEFICIENCY

Common stock 500,000,000 shares authorized, par value $0.00001, 66,146,442 and 64,700,659 respectively issued and outstanding	$661	$647
Additional paid in capital	1,039,147	1,027,161
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(2,209,576)	(2,094,565)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(1,250,926)	$(1,147,915)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23,885	$23,918

“See notes to financial statements”

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF OPERATIONS
Three months ended August 31, 2013 and 2012 and Period of inception (May 6, 2009)
through August 31, 2013 (unaudited)

	Three months ended August 31, 2013	Three months ended August 31, 2012		Beginning of development stage (September 1st, 2010) to August 31, 2013

SALES	$-	$-		$12,800

Cost of sales	-	-		17,845

Gross deficit	-	-		5,045

COSTS AND EXPENSES (INCOME):				-
Selling, general and administrative	65,320	112,337		1,049,989
Research and Development	33,735	56,708		477,841
Debt conversion inducement expense (income) (note 6)	-	(8,000)		448,748
Changes in fair value of derivative liability	(35,225)	(6,407)		(89,635)
Interest related party	9,332	5,720		54,466
Interest	41,849	34,711		263,122

TOTAL COSTS AND EXPENSES	115,011	195,069		2,204,531

NET LOSS	$(115,011)	$(195,069)		$(2,209,576)

Net Loss Per Share	$(0.00)	$(0.00)	$	N/A

Average weighted Number of Shares	65,407,486	62,382,477		N/A

“See notes to financial statements”

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2013 and August 31, 2012 and Period of inception (May 6, 2009)
through August 31, 2013 (unaudited)

	Three months ended August 31, 2013	Three months ended August 31, 2012	Beginning of development stage (September 1st, 2010) to August 31, 2013

Cash Flow from Operating activities:
Net loss	$(115,011)	$(195,069)	$(2,209,576)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement (Income) Expense	-	(8,000)	448,748
Non-cash Interest expense	29,133	29,662	162,129
Gain on change in fair value of derivatives	(35,225)	(6,407)	(89,635)

Changes in operating assets and liabilities:
Account receivable	-	-	600
Inventories	-	-	(21,740)
Increase in prepaid expenses	-	1,540	-
Increase in accrued expenses and other current liabilities	80,316	65,630	528,115

Net cash used in operating activities	$(40,787)	$(112,644)	$(1,181,359)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	40,754	27,088	569,470
Proceeds of notes payable	-	65,000	553,598

Net cash provided by financing activities	$40,754	$92,088	$1,123,068

(Decrease) in cash	(33)	(20,556)	(58,291)

Cash- beginning of period	2,178	23,704	60,436

Cash - end of period	$2,145	$3,148	$2,145

Supplemental Disclosure of non-cash financing activities
Conversion of current liabilities to common stock	$-	$-	191,564
Conversion of notes payable to common stock	$12,000	$-	87,120
Debt discount in notes payable	$(29,133)	$-	(29,133)
Non cash component of debt conversion	$-	$(8,000)	448,748

“See notes to financial statements”

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

NOTE 3--GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the three months ended August 31, 2013 the Company has incurred losses of $115,011. The Company has negative working capital of $1,250,926 and a stockholders’ deficiency of $1,250,926 at August 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following at:

	August 2013	May 2013

Work-in-process	$21,740	$21,740

	$21,740	$21,740

NOTE 5--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	August 2013	May 2013

Accrued interest	$36,488	$24,021
Accrued interest related party	61,537	52,205
Accrued compensation	48,000	24,000
Accrued operating expenses	136,055	183,760
	$282,080	$283,986

NOTE 6 – NOTES PAYABLE

In 2013, the Company received loans from Asher Enterprises Inc. in the amount of $147,500. The amount owed to Asher Enterprises Inc. at August 31, 2013, is shown net of the remaining debt discount of $33,987 resulting in a balance of $51,513.The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 55% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

On July 17, 2013 Asher Enterprises Inc. converted loans of $12,000 into 1,445,783 shares of the Company. The fair value of the shares was equal to $0.0083 per share and the market price was $0.016.

2013
Convertible debts	$85,500
Debt discount	(33,987)
Net convertible debt	$51,513

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

During the quarter ended August 31, 2013, the Company received additional loans from Michel St-Pierre in the amount of $14,735. In 2013, the Company received additional loans from Michel St-Pierre in the amount of $151,202. At August 31, 2013, the loans amounted to $381,198. These loans carry an interest of 10% and are payable on demand.

On September 1, 2012, the Company signed an agreement with a shareholder to convert an account payable into a note payable. The amount owed to the shareholder at May 31, 2013 is $158,819. This note bears interest at 10% per annum and is payable on demand.

During the quarter ended August 31, 2013, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $13,000. In 2013, the Company received additional loans from Capex Investments Limited in the amount of $118,615. The amount owed to Capex Investments Limited at August 31, 2013 is $249,780. These loans carry an interest of 10% and are payable on demand.

In 2013, the Company received loans from DT Crystal in the amount of $44,940. The amount owed to DT Crystal August 31, 2013 is $44,940.

2013
Michel St-Pierre	$381,198
Shareholder	158,819
Capex Investments Limited	249,780
DT Crystal	44,940
Total	$834,737

NOTE 8 – DERIVATIVE LIABILITIES

From January 20 to February 28, 2013, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $70,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $70,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $17,349 was recorded in 2013 related to this conversion options. Additional interest expense of $2,969 was accrued as of August 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On May 4, 2013, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2014, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $27,500 and received proceeds in the amount of $27,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $27,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 311.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $16,001 was recorded in 2013 related to this conversion option. Additional interest expense of $642 was accrued as of August 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 -CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 66,146,442 were issued and outstanding as of August 31, 2013.

On July 17, 2013 Asher Enterprises Inc. converted loans of $12,000 into 1,445,783 shares of the Company.

NOTE 10 -INCOME TAXES

Components of deferred tax assets and liabilities at August 31, 2013 are as follows:

2013
Deferred tax asset	$628,225
Valuation allowance	(628,225)
Net deferred tax asset	$0

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Using Monnit’s wireless sensors and iMonnit web application, and Wiless Controls Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum. The system will comprise Monnit’s battery operated low-cost wireless sensors collecting information, transmitted wirelessly through the Wiless Controls Cellular Gateway via the iMetrik global GSM network and iMonnit web application. Once installed, a user can access the sensor data, and monitor any asset from anywhere at any time through a computer or smart phone with Internet access.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan’s head offices in Chicago, Metropolitan chosen Wiless Controls to monitor all sump pumps it sells in the US.

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

For the Three Month Period ended August 31, 2013

Overview

We recorded net losses of $115,011 for the three month period ended August 31, 2013 as compared to net losses of $195,069 for the comparable period of 2012.

Development Stage Expenditures

Development stage expenditures for the three month period ended August 31, 2013, were 11,371 in professional fees, $48,000 in salaries and $33,735 in research and development. This is compared to development stage expenditures for the three month period ended August 31, 2012, were $60,387 in professional fees, $48,000 in salaries and $56,708 in research and development. The decrease in development stage expenditures resulted from the decrease of research and development expenses and professional fees expense.

Sales

For the three month period ended August 31, 2013 we had gross revenues of $0. This compared to gross revenues of $0 for the same period of 2012. We are not generating revenues on sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the three month period ended August 31, 2013, we incurred total costs and expenses of $115,011. This compared to $195,069 for last year, a decrease of 41% from the same period of 2012. The decrease in total cost and expenses resulted from the decrease of research and development expenses and professional fees expense.

Selling, General and Administration

For the three month period ended August 31, 2013, we incurred selling, general and administration expenses of $65,320 and $112,337 for last year, a decrease of 42% from the three month period last year. The decrease resulted from the professional fees expense.

Interest

We calculate interest in accordance with the respective note payable, note payable stockholders and Derivative liabilities. For the three month period ended August 31, 2013, we incurred $51,181 compared to $40,431 for last year. The increase of 27% was caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At August 31, 2013, we had $2,145 in cash, as opposed to $2,178 in cash at May 31, 2013. Total cash requirements for operations for the three month period ended August 31, 2013 was $40,787. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2014 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2014 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $23,885 as of August 31, 2013. This was a decrease of $33, or 0.1%, as compared to total assets of $23,918 as of May 31, 2013. The decrease was primarily attributable to current operations expenses.

We had total current liabilities of $1,274,811 as of August 31, 2013. This was an increase of $102,978, or 8.8%, as compared to current liabilities of $1,171,833 as of May 31, 2013. The net increase was attributable to loans stockholders and note payable.

For the three month period ended August 31, 2013, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $14,735. In 2013, the Company received loans of $151,202. At August 31, 2013, the loans amounted to $381,198. These loans carry an interest of 10% and are payable on demand.

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

We have only had operating losses which raise substantial doubts about our viability to continue our business and our auditors have issued an opinion expressing the uncertainty of our Company to continue as a going concern. If we are not able to continue operations, investors could lose their entire investment in our Company. Presently, the monthly negative cash flow amounts to $25,000 and our available cash cannot sustain current operations for more than one month. In order to continue our operations, we want to sell additional shares of common stock or borrow additional funds and generate sufficient cash from operations to support our company for the next twelve months.

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

As of August 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended August 31, 2013.

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

This periodic report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this quarterly report.

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended August 31, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.             EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement With iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics.	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter.	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2013.

WILESS CONTROLS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	1/14/12	10.3

10.4	Non-Circumvention, Non-Disclosure, Brokerage, and Working Agreement with Monnit Corp.	10-K	8/29/12	10.4

10.5	License Agreement With iMetrik Global Inc.	10-K	8/29/12	10.5

14.1	Code of Ethics.	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter.	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.