Form 10-Q
period 2013-11-30
Wiless Controls Inc.
filed 2014-01-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 66,146,442 shares of Common Stock, par value $0.00001, outstanding as of January 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
BALANCE SHEET
Unaudited

	November 30, 2013	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$2,593	$2,178
Inventories (note 4)	21,740	21,740

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$24,333	$23,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 7)	851,690	711,760
Note payable (note 6)	80,330	34,380
Derivative liabilities (note 8)	80,077	141,706
Accrued expenses and other current liabilities (note 5)	352,476	283,987

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$1,364,573	$1,171,833

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 66,146,442 and 64,700,659 respectively issued and outstanding	$661	$647
Additional paid in capital	1,039,147	1,027,161
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(2,298,890)	(2,094,565)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(1,340,240)	$(1,147,915)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$24,333	$23,918

“See notes to financial statements”

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development stage (September 1,
	ended	ended	ended	ended	2010), to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012	2013

SALES	$-	$-	$-	$-	$12,800

Cost of sales	-	-	-	-	17,845

Gross deficit	-	-	-	-	5,045

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	129,156	208,647	63,836	96,310	1,113,825

Research and Development	33,735	99,679	-	42,971	477,841

Debt conversion inducement expense/gain (note 6)	-	(8,000)	-	-	448,748
Changes in value of derivative liability	(61,629)	(16,314)	(26,404)	(9,907)	(116,039)

Interest related party	41,195	19,000	21,107	9,951	120,327
Interest	61,868	61,096	30,775	29,714	249,143

TOTAL COSTS AND EXPENSES	204,325	364,108	89,314	169,039	2,293,845

NET LOSS	(204,325)	(364,108)	(89,314)	(169,039)	(2,298,890)

Net Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	65,776,964	62,619,144	66,146,442	62,882,477	N/A

“See notes to financial statements”

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2013 and November 30, 2012 and Beginning of Development Stage
(September 1st, 2010) through November 30, 2013 (unaudited)

	Six months ended November 30, 2013	Six months ended November 30, 2012	Beginning of development stage (September 1st, 2010 to November 30, 2013

Cash Flow from Operating activities:
Net loss	$(204,325)	$(364,108)	$(2,298,890)

Adjustment to reconcile net loss to net cash used in operating activities

Debt Conversion Inducement (Gain) Expense	-	(8,000)	448,748
Interests expense on derivatives	57,950	57,468	190,946
Gain on derivatives at market value	(61,629)	(16,314)	(116,039)

Changes in operating assets and liabilities:
Decrease in account receivable	-	6,080	600
Increase in inventories	-	(66)	(21,740)
Increase in prepaid expenses and sundry current asset	-	1,540	-
Increase in accrued expenses and sundry current liabilities	154,211	72,719	602,010

Net cash used in operating activities	$(53,793)	$(250,681)	$(1,194,365)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	54,208	149,961	582,924
Proceeds of notes payable	-	95,055	553,598

Net cash provided by financing activities	$54,208	$245,016	$1,136,522

(Decrease) in cash	415	(5,665)	(57,843)

Cash- beginning of period	2,178	23,704	60,436

Cash - end of period	$2,593	$18,039	$2,593

Supplemental Disclosure of non-cash financing activities
Conversion of current liabilities to common stock	$-	$-	191,564
Conversion of notes payable to common stock	$12,000	$-	87,120
Debt discount in notes payable	$(57,950)	$-	(57,950)
Non cash component of debt conversion	$-	$(8,000)	448,748

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

The accompanying unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the six months ended November 30, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the six months ended November 30, 2013 the Company has incurred losses of $204,325. The Company has negative working capital of $1,340,240 and a stockholders’ deficiency of $1,340,240 at November 30, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following at:

	November 2013	May 2013

Work-in-process	$21,740	$21,740

	$21,740	$21,740

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	November 2013	May 2013

Accrued interest	$49,744	$24,021
Accrued interest related party	71,097	52,205
Accrued compensation	96,000	24,000
Accrued operating expenses	135,635	183,760
	$352,476	$283,986

NOTE 6 – NOTES PAYABLE

In 2013, the Company received loans from Asher Enterprises Inc. in the amount of $147,500. The amount owed to Asher Enterprises Inc. at November 30, 2013, is shown net of the remaining debt discount of $5,170 resulting in a balance of $80,330.The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 55% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

On July 17, 2013 Asher Enterprises Inc. converted loans of $12,000 into 1,445,783 shares of the Company. The fair value of the shares was equal to $0.0083 per share and the market price was $0.016.

2013
Convertible debts	$85,500
Debt discount	(5,170)
Net convertible debt	$80,330

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS’

During the quarter ended November 30, 2013, the Company received additional loans from Michel St-Pierre in the amount of $2,448. In 2013, the Company received additional loans from Michel St-Pierre in the amount of $151,202. At November 30, 2013, the loans amounted to $383,646. These loans carry an interest of 10% and are payable on demand.

During the quarter ended November 30, 2013, the Company received additional loans from a shareholder in the amount of $3,505. The amount owed to the shareholder at November 30, 2013 is $162,324. This note bears interest at 10% per annum and is payable on demand.

During the quarter ended November 30, 2013, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $11,000. In 2013, the Company received additional loans from Capex Investments Limited in the amount of $118,615. The amount owed to Capex Investments Limited at November 30, 2013 is $260,780. These loans carry an interest of 10% and are payable on demand.

In 2013, the Company received loans from DT Crystal in the amount of $44,940. The amount owed to DT Crystal November 30, 2013 is $44,940. These loans carry an interest of 10% and are payable on demand.

2013
Michel St-Pierre	$383,646
Shareholder	162,324
Capex Investments Limited	260,780
DT Crystal	44,940
Total	$851,690

NOTE 8 – DERIVATIVE LIABILITIES

From January 20 to February 28, 2013, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $70,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $70,000 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 151.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $17,349 was recorded in 2013 related to this conversion options. Additional interest expense of $4,129 was accrued as of November 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On May 4, 2013, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on February 4, 2014, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 55% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The Company requested $27,500 and received proceeds in the amount of $27,500 from the drawdown note on May 4, 2012. The conversion option was recorded as a discount on notes payable of $27,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 311.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $16,001 was recorded in 2013 related to this conversion option. Additional interest expense of $1,192 was accrued as of November 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 66,146,442 were issued and outstanding as of November 30, 2013.

On July 17, 2013 Asher Enterprises Inc. converted loans of $12,000 into 1,445,783 shares of the Company.

NOTE 10 – INCOME TAXES

Components of deferred tax assets and liabilities at November 30, 2013 are as follows:

2013
Deferred tax asset-net operating loss carryforward	$662,799
Valuation allowance	(662,799)
Net deferred tax asset	$0

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and Six Month Periods ended November 30, 2013

Overview

We recorded net losses of $89,314 and $204,325 for the three and six month periods ended November 30, 2013 as compared to net losses of $169,039 and $364,108 for the comparable periods of 2012.

Development Stage Expenditures

Development stage expenditures for the six month period ended November 30, 2013, were 24,616 in professional fees, $96,000 in salaries and $33,735 in research and development. This is compared to development stage expenditures for the six month period ended November 30, 2012, were $104,471 in professional fees, $96,000 in salaries and $99,679 in research and development. The decrease in development stage expenditures resulted from the decrease of research and development expenses and professional fees expense.

Sales

For the three and six month periods ended November 30, 2013 we had gross revenues of $0. This compared to gross revenues of $0 for the same period of 2012. We are not generating revenues on sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the three and six month periods ended November 30, 2013, we incurred total costs and expenses of $89,314 and $204,325, a decrease of 47% and 44% from the same periods of 2012. The decrease in total cost and expenses for the three month and six month periods resulted from research and development and professional fees.

Selling, General and Administration

For the three and six month periods ended November 30, 2013, we incurred selling, general and administration expenses of $63,836 and $129,156 , a decrease of 34% from the three month period last year and a decrease of 38% for the six month period in 2012. The decrease resulted from the professional fees expense.

Interest

We calculate interest in accordance with the respective note payable, note payable stockholders and Derivative liabilities. For the three and six month periods ended November 30, 2013, we incurred $51,882 and $103,063. This compared to $39,665 and $80,096 for the same periods of the previous year. The increase of 31% from the three month period last year and an increase of 29% for the six month period in 2012 was caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At November 30, 2013, we had $2,593 in cash, as opposed to $2,178 in cash at May 31, 2013. Total cash requirements for operations for the six month period ended November 30, 2013 was $204,325. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2014 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2014 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $24,333 as of November 30, 2013. This was an increase of $415, or 2%, as compared to total assets of $23,918 as of May 31, 2013. The decrease was primarily attributable to current operations expenses.

We had total current liabilities of $1,364,573 as of November 30, 2013. This was an increase of $192,740, or 16.5%, as compared to current liabilities of $1,171,833 as of May 31, 2013. The net increase was attributable to loans stockholders, note payable and accrued expenses.

For the three month period ended November 30, 2013, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $2,448. In 2013, the Company received loans of $151,202. At November 30, 2013, the loans amounted to $383,646. These loans carry an interest of 10% and are payable on demand.

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

As of November 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended November 30, 2013.

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

There was no change in our internal control over financial reporting during the quarter ended November 30, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

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