Form 10-Q
period 2014-02-28
Wiless Controls Inc.
filed 2014-04-21
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 14, 2014, the Issuer had 66,146,442 shares of Common Stock, par value $0.00001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
BALANCE SHEETS
Unaudited

	February 28, 2014	May 31, 2013

ASSETS

CURRENT ASSETS
Cash	$5,537	$2,178
Inventories	-	21,740

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$5,537	$23,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 6)	876,943	711,760
Note payable (note 5)	85,500	34,380
Derivative liabilities (note 7)	69,957	141,706
Accrued expenses and other current liabilities - related party	80,764	52,205
Accrued expenses and other current liabilities (note 4)	329,370	231,782

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$1,442,534	$1,171,833

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 66,146,442 and 64,700,659 respectively issued and outstanding	$661	$647
Additional paid in capital	1,039,147	1,027,161
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(2,395,647)	(2,094,565)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(1,436,997)	$(1,147,915)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,537	$23,918

See notes to financial statements

WILESS CONTROLS INC
(Formerly known as iMETRIK M2M SOLUTIONS INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage (September 1,
	ended	ended	ended	ended	2010) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

SALES	$-	$-	$-	$-	$12,800

Cost of sales	-	-	-	-	17,845

Gross deficit	-	-	-	-	5,045

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	185,461	312,406	56,305	103,759	1,170,130

Research and Development	33,735	141,945	-	42,266	477,841

Debt conversion inducement expense/gain (note 6)	-	(8,000)	-	-	448,748
Changes in value of derivative liability	(71,749)	(67,176)	(10,120)	(50,862)	(126,159)
Loss on Write-off of Inventory	21,740	-	21,740	-	21,740
Interest expense - related party	62,873	32,660	21,678	13,661	142,005
Interest expense	69,022	128,290	7,154	67,193	256,297

TOTAL COSTS AND EXPENSES	301,082	540,125	96,757	176,017	2,390,602

NET LOSS	(301,082)	(540,125)	(96,757)	(176,017)	(2,395,647)

Net Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Average weighted Number of Shares	65,900,123	63,106,080	66,146,442	64,700,659

See notes to financial statements

WILESS CONTROLS INC
(A Development Stage Company)
(Formerly known as iMETRIK M2M SOLUTIONS INC)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended February 28, 2014	Nine months ended February 28, 2013	Beginning of development stage (September 1, 2010) to February 28, 2014

Cash Flow from Operating activities:
Net loss	$(301,082)	$(540,125)	$(2,395,647)

Adjustment to reconcile net loss to net cash used in operating activities
Debt Conversion Inducement (Gain) Expense	-	(8,000)	448,748
Non-cash interest	63,120	80,965	196,116
Gain on changes in fair value of derivative liabililty	(71,749)	(67,176)	(126,159)
Changes in operating assets and liabilities:
Decrease in account receivable	-	7,000	600
Increase in inventories	-	(66)	(21,740)
Loss on Write-off of Inventory	21,740	-	21,740
Increase in prepaid expenses and sundry current asset	-	1,540	-
Increase in accrued expenses and other current liabilities	208,370	113,538	656,169
Net cash used in operating activities	$(79,601)	$(412,324)	$(1,220,173)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	82,960	184,411	611,676
Proceeds of notes payable	-	213,054	553,598
Net cash provided by financing activities	$82,960	$397,465	$1,165,274

(Decrease) in cash	3,359	(14,859)	(54,899)
Cash- beginning of period	2,178	23,704	60,436
Cash - end of period	$5,537	$8,845	$5,537

Supplemental Disclosure of non-cash financing activities
Conversion of current liabilities to common stock	$-	$-	191,564
Conversion of notes payable to common stock	$12,000	$-	87,120
Debt discount in notes payable	$(63,120)	$-	(63,120)
Notes payable stockholders	(82,223)	-	(82,223)
Non cash component of debt conversion	$-	$(8,000)	448,748

See notes to financial statements

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

The results of operations for the nine months ended February 28, 2014 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

INVENTORIES

Inventories consisting of electronic parts and components are stated at the lower of cost or market. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead and full absorption of fixed manufacturing overhead.  The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions.  In the current quarter, the company experienced total write-offs of $21,740.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated minimal revenue and generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the nine months ended February 28, 2014 the Company has incurred a net loss of $301,082. The Company has negative working capital of $1,436,997 and a stockholders’ deficiency of $1,436,997 at February 28, 2014. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	February 2014	May 2013

Accrued interest	$63,465	$24,021
Accrued interest related party	80,764	52,205
Accrued compensation	144,000	24,000
Accrued operating expenses	121,905	183,760
	$410,134	$283,986

NOTE 5 – NOTES PAYABLE

During the year ended May 31, 2013, the Company received the proceeds of various loans which are convertible into shares of the Company's common stock at a discount of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the year ended May 31, 2013 were $147,500.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company’s common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During these same periods, convertible debts were converted into common shares of the Company.  During the period ended February 28, 2014 and the year ended May 31, 2013, total loan conversions of $12,000 and $12,000 were made into 1,445,783 and 1,818,182 shares respectively.

A summary of the amounts outstanding as of February 28, 2014 and May 31, 2013 is as follows:

	Loans	Debt discount	Balance	Balance
	2014	2014	February 28, 2014	May 31, 2013

Asher Enterprises Inc	$85,500	$-	$85,500	$97,500

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS’

During the quarter ended February 28, 2014, the Company received additional loans from Michel St-Pierre in the amount of $5,438. In 2013, the Company received additional loans from Michel St-Pierre in the amount of $156,640. At February 28, 2014, the loans amounted to $389,084. These loans carry an interest of 10% and are payable on demand.

During the quarter ended February 28, 2014, the Company received additional loans from a shareholder in the amount of $1,815. The amount owed to the shareholder at February 28, 2014 is $164,140. This note bears interest at 10% per annum and is payable on demand.

During the quarter ended February 28, 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $18,000. In 2013, the Company received additional loans from Capex Investments Limited in the amount of $118,615. The amount owed to Capex Investments Limited at February 28, 2014 is $278,779. These loans carry an interest of 10% and are payable on demand.

In 2013, the Company received loans from DT Crystal in the amount of $44,940. The amount owed to DT Crystal February 28, 2014 is $44,940. These loans carry an interest of 10% and are payable on demand.

NOTE 7 – DERIVATIVE LIABILITIES

During the period ended February 28, 2014 and the year ended May 31, 2013 the Company recorded various derivative liabilities associated with the convertible debts disclosed in Note 5. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates of 311.00% and a forfeiture rate of 0.00%.  The derivative liability at February 28, 2014 and May 31, 2013 is as follows:
May
	February 28, 2014	May 31, 2013

Conversion feature	$69,957	$141,706

NOTE 8 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 66,146,442 were issued and outstanding as of February 28, 2014.

On July 17, 2013, the note holder converted loans of $12,000 into 1,445,783 shares of common stock of the Company.

NOTE 9 – INCOME TAXES

Components of deferred tax assets at February 28, 2014 is as follows:

Deferred tax asset-net operating loss carryforward	$622,799
Valuation allowance	(622,799)
Net deferred tax asset	$0

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 11 – RELATED PARTY TRANSACTIONS

See Note 6 regarding Notes Payable to related parties.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended February 28, 2014 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and Nine Month Periods ended February 28, 2014

Overview

We recorded net losses of $96,757 and $301,082 for the three and nine month periods ended February 28, 2014 as compared to net losses of $176,017 and $540,125 for the comparable periods of 2013.

Development Stage Expenditures

Development stage expenditures for the nine month period ended February 28, 2014, were 31,007 in professional fees, $144,000 in salaries and $33,735 in research and development. This is compared to development stage expenditures for the nine month period ended February 28, 2013, were $152,427 in professional fees, $144,000 in salaries and $141,945 in research and development. The decrease in development stage expenditures resulted from the decrease of research and development expenses and professional fees expense.

Sales

For the three and nine month periods ended February 28, 2014, we had gross revenues of $0. This compared to gross revenues of $0 for the same period of 2013. We are not generating revenues on sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the three and nine month periods ended February 28, 2014, we incurred total costs and expenses of $96,757 and $301,082, a decrease of 45% and 44% from the same periods of 2013. The decrease in total cost and expenses for the three month and six month periods resulted from research and development and professional fees.

Selling, General and Administration

For the three and nine month periods ended February 28, 2014, we incurred selling, general and administration expenses of $56,305 and $185,461 , a decrease of 46% from the three month period last year and a decrease of 41% for the nine month period in 2013. The decrease resulted from the professional fees expense.

Interest

We calculate interest in accordance with the respective note payable, note payable stockholders and Derivative liabilities. For the three and nine month periods ended February 28, 2014, we incurred $28,832 and $131,895. This compared to $80,854 and $160,950for the same periods of the previous year. The decrease of 64% from the three month period last year and an increase of 18% for the nine month period in 2013 was caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At February 28, 2014, we had $5,537 in cash, as opposed to $2,178 in cash at May 31, 2013. Total cash requirements for operations for the nine month period ended February 28, 2014 was $79,601. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2014 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2014 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $5,537 as of February 28, 2014. This was a decrease of $18,381, or 77%, as compared to total assets of $23,918 as of May 31, 2013. The decrease was primarily attributable to loss on write-down of inventory.

We had total current liabilities of $1,442,534 as of February 28, 2014. This was an increase of $270,701, or 23%, as compared to current liabilities of $1,171,833 as of May 31, 2013. The net increase was attributable to loans stockholders, note payable and accrued expenses.

     For the three month period ended February 28, 2014, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $5,438. In 2013, the Company received loans of $151,202. At February 28, 2014, the loans amounted to $389,084. These loans carry an interest of 10% and are payable on demand.

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

As of February 28, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended February 28, 2014.

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

There was no change in our internal control over financial reporting during the quarter ended February 28, 2014 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.           EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	S-1	06/19/09	3.1

3.2	Bylaws.	S-1	06/19/09	3.2

4.1	Stock Certificate	S-1	06/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	08/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	08/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	01/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

14.1	Code of Ethics	10-K	08/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	08/20/10	99.2

99.2	Disclosure Committee Charter	10-K	08/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on behalf by the undersigned thereunto duly authorized, on this 18th day of April, 2014.

WILESS CONTROLS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	S-1	06/19/09	3.1

3.2	Bylaws.	S-1	06/19/09	3.2

4.1	Stock Certificate	S-1	06/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	08/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	08/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-Q	01/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

14.1	Code of Ethics	10-K	08/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter	10-K	08/20/10	99.2

99.2	Disclosure Committee Charter	10-K	08/20/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X