Form 10-K
period 2014-05-31
Next Galaxy Corp.
filed 2014-09-15
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2014

Commission file number 000-54093

NEXT GALAXY CORP.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

1680 Michigan Avenue, Suite 700
Miami Beach, FL   33139
(Address of principal executive offices)

(877) 407-9797
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   YES [   ]     NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2013 - $68,993

As of August 28, 2014, 128,667,628 shares of the registrant's common stock were outstanding.

PART I.

ITEM 1.	BUSINESS.

On June 19, 2014, we entered into an IP Asset Purchase Agreement (the "Agreement") with Mary Spio ("Spio") to acquire certain assets (the "IP Assets") owned by her in consideration of 55,000,000 restricted shares of our common stock.  The IP Assets are used in developing a method and apparatus for facilitating social contact in a network of users.

On June 19, 2014, we completed the Agreement with Spio and exchanged the 55,000,000 restricted shares of our common stock for the IP Assets.

Since August 5, 2010, we were engaged in the business of bringing services to the Machine-to-Machine market (Machine-to-Machine (M2M) which refers to technologies that allows both wireless and wired systems to communicate with other devices of the same ability.  We changed our name to iMetrik M2M Solutions Inc. in August 2010. On December 12, 2011, we filed Item 5.06 of Form 8-K and were no longer a "shell company" as that term is defined in Reg. 405 of the Securities Act of 1933, as amended.

On or about June 19, 2014, as a result of completing our Agreement, we changed the focus of our business from services to the Machine-to-Machine market to technology solutions company that provides easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities.

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

On August 5, 2010, we filed a Certificate of Amendment with the State of Nevada, changing our name from "Montreal Services Company" to "iMetrik M2M Solutions Inc." to reflect our new business orientation of the Company to be a solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from "anywhere-to-anywhere" in the world. On November 29, 2012, we changed our name to Wiless Controls Inc. Our shares of common stock are traded on the OTCBB operated by the Financial Industry Regulatory Authority under the symbol "WILS".

On August 19, 2012, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA" and on June 10, 2014, we changed the focus of our business from services to the machine-to-machine market to technology solutions that provide easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities.

We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 3450 St-Denis Street W, Suite 202, Montreal, Quebec, Canada H2X 3L3.

Overview

On or about June 19, 2014, as a result of completing our Agreement, we changed the focus of our business from services to the Machine-to-Machine market to technology solutions company that provides easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities.

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

Competition

Because we are small and in a start-up phase, we face stiff competition from other Machine-to-Machine companies that have far more capital than we do.  Our competitive position within the industry is negligible in light of the fact that we have just started our operations.  Older, well established competitors with records of success will attract qualified clients away from us.  There are numerous competitors within our field.  These competitors are moderately sized and ones we hope to emulate in the future. Those competitors have established reputations and have built extensive client relationships within the industry.  Since we have just started operations, we cannot compete with them on the basis of reputation.  We compete with them on the basis of price and services and we hope to be able to provide a higher quality personal service to our initial customers.  We do this by spending and devoting more time to clients.  We believe this higher quality personal service distinguishes us.

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

Employees and employment agreements

At present, we have two consulting agreements in place. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The "Engagement Period" is for one year. The agreement is renewable for a one year period. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The "Engagement Period" is for one year. The agreements have been renewed in August 2013 for a one year period.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.  There are presently no personal benefits available to our officers and directors.  Mr. St-Pierre handles our administrative duties.

Our Current Operations

Independent contractors have evaluated, implemented and are presently testing a functional prototype solution that enables the integration of 3rd party USB device into cellular gateway to connect through Wiless-M2M platform.

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

Using Monnit's wireless sensors and iMonnit web application, and our Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum. The system will comprise Monnit's battery operated low-cost wireless sensors collecting information, transmitted wirelessly through the Wiless Controls Cellular Gateway via the iMetrik global GSM network and iMonnit web application. Once installed, a user can access the sensor data, and monitor any asset from anywhere at any time through a computer or smart phone with Internet access.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan's head offices in Chicago, Metropolitan has chosen Wiless Controls to monitor all sump pumps it sells in the US.

On February 28, 2012, after a year of development and months of testing, our Cellular Gateway has passed all tests for functionality and reliability of hardware and connectivity, and is now ready to be commercialized. We have been working with Monnit Corporation to create what would be the first truly end-to-end "plug and play" wireless M2M system. By combining Monnit's sensors with our Cellular Gateway and Global Network, integrators and users will no longer have to source the many components and services necessary to monitor and control their assets or systems.

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

ITEM 4.                    MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 3/1/14 to 5/31/14	0.11	0.006
Third Quarter: 12/1/13 to 2/28/14	0.006	0.0014
Second Quarter: 9/1/13 to 11/30/13	0.016	0.002
First Quarter: 6/1/13 to 8/30/13	0.03	0.015

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 3/1/13 to 5/31/13	0.10	0.01
Third Quarter: 12/1/12 to 2/28/13	0.11	0.01
Second Quarter: 9/1/12 to 11/30/12	0.15	0.02
First Quarter: 6/1/12 to 8/30/12	0.45	0.10

Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority (FINRA) under the symbol "NXGA". The shares trading of our common stock began on July 6, 2010.

Holders

As of August 27, 2014, we had forty five stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans at the present time.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2014 (this "Report"). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Since inception, we have incorporated the company, retained an attorney to prepare a registration statement, retained an auditor to audit our financial statements, and prepared a registration statement.  We have created and are maintaining a website which allows us to market our services on the Internet. We have started our operations.

On August 5, 2010, we changed our name from "Montreal Services Company" to "iMetrik M2M Solutions Inc."

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

Using Monnit's wireless sensors and iMonnit web application, and our Cellular Gateway with global connectivity, users will benefit from a system that eliminates development time and reduces installation to an absolute minimum.

On October 11, 2011, we announced that after months of development, and following a successful demonstration of the system at Metropolitan's head offices in Chicago, Metropolitan chose Wiless Controls to monitor all sump pumps it sells in the US.

On February 28, 2012, after a year of development and months of testing, our Cellular Gateway passed all tests for functionality and reliability of hardware and connectivity, and is now ready to be commercialized. We have been working with Monnit Corporation to create what would be the first truly end-to-end "plug and play" wireless M2M system. By combining Monnit's sensors with our Cellular Gateway and Global Network, integrators and users will no longer have to source the many components and services necessary to monitor and control their assets or systems.

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

On November 29, 2012, we changed our name to Wiless Controls Inc.

On August 19, 2012, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA".

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

Business Plan

We are striving to become a leading solution provider of wireless communication services designed to control and manage the access and use of virtually any asset from "anywhere-to-anywhere" in the world. This is the world of Machine-to-Machine, the "Internet of Things". With the combination of its embedded device, global network and web service, the Wiless Controls M2M platform moves the information from the source directly to the desktop, greatly reducing cost and implementation time, at the same time helping develop new service offerings and open up new markets.

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

Our method of developing value is based upon technological vertical integration. We offer our clients a complete wireless service delivery chain to allow them to efficiently deploy M2M solutions worldwide. Wiless Controls enables an "M2M Solution in a box," a one-stop-shop or an end-to-end wireless solution allowing their clients to quickly deploy and compete in the M2M wireless space.

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

Results of Operations

For the Twelve Month Period ended May 31, 2014 compared to the Twelve Month Period ended May 31, 2013

Overview

We incurred net losses of $364,539 for the year ended May 31, 2014 as compared to net losses of $720,016 for the year ended May 31, 2013.

There has been a decrease of $131,042 in selling, general and administrative expenses, an increase in changes in value of derivative liability of $87,296 and a decrease in interest expenses of $22,384 mainly attributable to the interest expense resulting from derivative liabilities.

For the year ended May 31, 2014, the Company spent $48,000 in professional fees, $192,000 in salary, $33,735 in research. For the year ended May 31, 2013, the Company spent $130,154 in professional fees, $192,000 in salary, $178,230 in research.

Development Stage Expenditures

Development stage expenditures for the year ended May 31, 2014, were 48,000 in professional fees, $192,000 in salaries and $33,735 in research and development. This is compared to development stage expenditures for the year ended May 31, 2013, were $130,154 in professional fees, $192,000 in salaries and $178,230 in research and development.

Sales

For the years ended May 31, 2014 and 2013 we had no gross revenues as compared to gross revenues of $0 in 2013. We are not generating revenues on the sale of equipment due to the testing of our production device done on sight under various environmental conditions.

Total Cost and Expenses

For the year ended May 31, 2014, we incurred total costs and expenses of $364,539. This compared to $720,016 for last year, a decrease of 49% from the same period of 2013. There has been a decrease of $131,042 in selling, general and administrative expenses, a decrease of $144,495 in research and development, an increase in gain on derivatives at market of $87,296 and a decrease in interest expenses of $22,384 mainly attributable to the interest expense resulting from derivative liabilities.

Selling, General and Administration

For the year ended May 31, 2014, we incurred selling, general and administration expenses of $250,597 and $381,639 for last year, a decrease of 34% from last year. The decrease was due primarily to a decrease of $101,336 in consulting fees and a decrease of $16,924 in professional fees.

Interest

For the year ended May 31, 2014, we incurred interest expense of $200,173 compared to $222,557 for last year. The decrease of 10% was caused by decreased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At May 31, 2014, we had $7,047 in cash, as opposed to $2,178 in cash at May 31, 2013. Total cash requirements for operations for the twelve month period ended May 31, 2014 was $140,020. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2015 will be between $500,000 to $2,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2015 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2014, we had total assets of $7,047. This was a decrease of $16,871, or 70.5%, as compared to total assets of $23,918 at May 31, 2013. The decrease was primarily attributable to loss on write-down of inventory.

At May 31, 2014, we had total liabilities of $1,507,501.  This was an increase of $335,668, or 29%, as compared to total liabilities of $1,171,833 at May 31, 2013. The net increase was attributable to an increase in note payable- stockholders and accrued expenses and sundry current liabilities.

During the year ended May 31, 2014 we received loans from Michel St-Pierre, a shareholder, in the amount of $20,049. These loans carried an interest of 10% and is payable on demand.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses from Inception. With respect to the audited year ending May 31, 2014, we incurred losses of $364,539 (compared with losses of $720,016 for the same period last year). We had negative working capital for the year ending May 31, 2014 of $1,500,454, (compared with negative working capital of $1,147,915for the same period last year), and a stockholders' deficiency of $1, 500,454as of May 31, 2014 (compared with a stockholders' deficiency of $1,147,915audited as of May 31, 2013).  All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2014, our auditors issued an opinion in their audit report for the year ended May 31, 2014 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations. Presently, the monthly negative cash flow amounts to $25,000 and our available cash cannot sustain current operations for more than one month. In order to we want to sell additional shares of common stock or borrow additional funds and generate sufficient cash from operations to support our company for the next twelve months.

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

Report of Independent Registered Public Accounting Firm

Board of Directors
Wiless Controls, Inc.
(Formerly known as Imetrik M2M Solutions, Inc.)
Mont St-Hilaire, Quebec
Canada J3H 4T7

We have audited the accompanying balance sheet of Next Galaxy Corp. (formerly known as Wiless Controls, Inc.) as of May 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Galaxy Corp. (formerly known as Wiless Controls, Inc.) as of May 31, 2014 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 6, 2009) to May 31, 2014, conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Next Galaxy Corp.  (formerly known as Wiless Controls, Inc.) will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing.  There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit.  In addition, the Company posted a net loss of $364,539 for the year ended May 31, 2014 and has incurred operating losses since its inception. The Company had no revenue of for the year ended May 31, 2014.  These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
August 28, 2014

Index to Financials

NEXT GALAXY CORP.
(A Development Stage Company)
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET
May 31,

	2014	2013

ASSETS

CURRENT ASSETS
Cash	$7,047	$2,178
Inventories (note 4)	-	21,740

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$7,047	$23,918

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Notes payable-stockholders (note 6)	1,024,372	711,761
Notes payable (note 5)	-	34,380
Derivative liabilities (note 7)	-	141,706
Accrued expenses and other current liabilities (note 4)	483,129	283,986

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$1,507,501	$1,171,833

STOCKHOLDERS' DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.00001, 66,146,442 and 64,700,659, issued and outstanding, respectively	$661	$647
Additional paid in capital	1,039,147	1,027,161

Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(2,459,104)	(2,094,565)

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,500,454)	$(1,147,915)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,047	$23,918

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(A Development Stage Company)
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
Period of inception (May 6, 2009) to May 31, 2014
Stockholders Deficiency

Stockholders Equity (Deficiency)	Shares	Common stock Authorized 100,000,000 Shares, Par value $0.00001	Additional Paid in Capital	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

Period of inception (May 6, 2009)	-	$-	$-	$-	$-	$-

Proceeds from the issuance of common stock	5,000,000	50	-	-	-	50

Offering costs			(15,000)	-	-	(15,000)

Net Loss	-	-	-	(294)	-	(294)

May 31, 2009	5,000,000	50	(15,000)	(294)	-	(15,244)

Proceeds from the issuance of common stock	761,500	8	76,142	-	-	76,150

Offering costs			(12,155)	-	-	(12,155)

Net Loss	-	-	-	(31,512)	-	(31,512)

May 31, 2010	5,761,500	58	48,987	(31,806)	-	17,239

Stock dividend	51,853,500	518		(518)	-	-

Net Loss	-	-	-	(48,834)	(269,433)	(318,267)

May 31, 2011	57,615,000	576	48,987	(81,158)	(269,433)	(301,028)

Debt conversion into common shares	4,567,477	46	913,449			913,495

Net Loss	-	-	-	-	(1,105,116)	(1,105116)

May 31, 2012	62,182,477	622	962,436	(81,158)	(1,374,549)	(492,649)

Debt conversion into common shares	2,518,182	25	64,725			64,750

Net Loss	0	0	0	0	(720,016)	(720,016)

May 31, 2013	64,700,659	$647	$1,027,161	$(81,158)	$(2,094,565)	$(1,147,915)

Debt conversion into common shares	1,445,783	14	11,986			12,000

Net Loss					(364,539)	(364,539)

May 31, 2014	66,146,442	$661	$1,039,147	$(81,158)	$(2,459,104)	$(1,500,454)

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(A Development Stage Company)
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2014	Year ended May 31, 2013	Beginning of development stage (September 1st, 2010) to May 31, 2014

SALES	$-	$-	$12,800

Cost of sales	-	-	17,845

Gross deficit	-	-	5,045

COSTS AND EXPENSES (INCOME):			-
Selling, general and administrative	250,597	381,639	1,235,266
Research and Development	33,735	178,230	477,841
Debt conversion inducement expense (income) (note 6)	-	(8,000)	448,748
Changes in value of derivative liability	(141,706)	(54,410)	(196,116)
Loss on Write-off of Inventory	21,740	-	21,740
Interest expense-related party	88,373	28,450	167,505
Interest expense	111,800	194,107	299,075

TOTAL COSTS AND EXPENSES	364,539	720,016	2,454,059

NET LOSS	$(364,539)	$(720,016)	$(2, 459,104)

Net Loss Per Share	$(0.01)	$(0.02)	$(0.03)

Average weighted Number of Shares	65,961,703	63,659,901	63,659,901

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(A Development Stage Company)
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS

	Year ended May 31, 2014	Year ended May 31, 2013	Beginning of development stage (September 1st, 2010) to May 31, 2014

Cash Flow from Operating activities:
Net loss	$(364,539)	$(720,016)	$(2, 459,104)

Adjustment to reconcile net loss to net cash used in operating activities
Debt Conversion Inducement (Income)	-	(8,000)	448,748
Interest expense related to derivatives	63,120	125,198	196,116
Gain on change in fair value of derivatives liability	(141,706)	(54,410)	(196,116)

Changes in operating assets and liabilities:
Decrease in account receivable	-	7,000	600
Increase in inventories	-	(15,243)	(21,740)
Loss on Write-off of Inventories	21,740	-	21,740
Increase in prepaid expenses	-	1,540	-
Increase in accrued expenses and other current liabilities	281,365	187,070	729,164

Net cash used in operating activities	$(140,020)	$(476,861)	$(1,280,592)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	230,389	378,335	759,105
Proceeds of notes payable	(85,500)	77,000	468,098

Net cash provided by financing activities	$144,889	$455,335	$1,227,203

Increase (decrease) in cash	4,869	(21,526)	(53,389)

Cash- beginning of year	2,178	23,704	60,436

Cash - end of year	$7,047	$2,178	$7,047

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$-	$-	$191,564
Conversion of notes payable to common stock	$12,000	$-	$87,120
Debt discount in notes payable	$(63,120)	$-	$(63,120)
Notes payable stockholders	$(82,223)	$-	$(82,223)
Non cash component of debt conversion	$-	$(8,000)	$448,748

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(A Development Stage Company)
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009. The Company's specific goal was to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations. On August 5, 2010, we changed our name to iMetrik M2M Solutions Inc. to reflect our new business purpose of bringing solutions to the Machine-to-Machine market (Machine-to-Machine (M2M) refers to technologies that allow both wireless and wired systems to communicate with other devices of the same ability). Initially the Company wants to cover applications for fixed assets. On November 29, 2012, we changed our name to Wiless Controls Inc. On August 19, 2014, we changed our name to Next Galaxy Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

The Company cash balances accounts at institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Index to Financials

-	level l - quoted prices in active markets for Identical assets or liabilities
-	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
-	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company's derivative liability, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

USE OF ESTIMATES

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include derivative financial instruments issued in financing transactions, the collectability of accounts receivable and deferred taxes and related valuation allowances. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company reported net loss of $364,539 for the year ended May 31, 2014 and $720,016 for the year ended May 31, 2013. The Company had no revenue for the years ended May 31, 2014 and 2013.The Company also has a negative working capital of $1,500,454 and a stockholders deficiency of $1,500,454 at May 31, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

Index to Financials

NOTE 4 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2014	2013

Accrued interest	$-	$24,021
Accrued interest related party	162,698	52,205
Accrued compensation	24,000	24,000
Accrued operating expenses	296,431	183,760
	$483,129	$283,986

NOTE 5 – NOTES PAYABLE

During the year ended May 31, 2013, the Company received the proceeds of various loans which are convertible into shares of the Company's common stock at a discount of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the year ended May 31, 2013 were $147,500.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During these same periods, convertible debts were converted into common shares of the Company.  During the period ended May 31, 2014 and the year ended May 31, 2013, total loan conversions of $12,000 and $12,000 were made into 1,445,783 and 1,818,182 shares respectively.

On March 3, 2014 the Company paid $135,000 for loans from Asher Enterprises Inc. in the amount of $85,500. The difference between the amount paid and the outstanding balance resulted in an interest expense of $49,500.

A summary of the amounts outstanding as of May 31, 2014 and May 31, 2013 is as follows:

	Loans	Debt discount	Balance	Balance
	2014	2014	May 31, 2014	May 31, 2013

Asher Enterprises Inc	$-	$-	$-	$97,500

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS'

In 2014, the Company received additional loans from Michel St-Pierre in the amount of $20,049. At May 31, 2014, the loans amounted to $386,512. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $192,000. In 2013, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $118,615. The amount owed to Capex Investments Limited at May 31, 2014 is $428,780. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company has not received any loans from DT Crystal. In 2013, the Company received loans from DT Crystal in the amount of $44,940. The amount owed to DT Crystal May 31, 2014 is $44,940. These loans carry an interest of 10% and are payable on demand.

Index to Financials

A summary of the amounts outstanding as of May 31, 2014 and 2013 is as follows:

	Balance May 31,	Balance May 31,
	2014	2013

Michel St-Pierre	$386,512	$366,463
Stockholder	164,140	63,578
Capex Investments Limited	428,780	236,780
DT Crystal	44,940	44,940

	$1,024,372	$711,761

NOTE 7 – DERIVATIVE LIABILITIES

During the years ended May 31, 2014 and 2013, the Company recorded various derivative liabilities associated with the convertible debts discussed in Note 6. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 151.00% and 311.00% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2014 and 2013 is as follows:

	2014	2013

Asher Enterprises Inc	$-	$141,106

Asher Enterprises Inc	$-	$141,106

NOTE 8 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 66,146,442 were issued and outstanding as of May 31, 2014.

On July 17, 2013 Asher Enterprises Inc. converted loans of $12,000 into 1,445,783 shares of the Company. The fair value of the shares was equal to $0.0083 per share and the market price was $0.016.

NOTE 9 – INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax laws and rates.

Index to Financials

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	May 31	May 31,
	2014	2013

Statutory tax rate (including state tax)	40.0%	40.0%

Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	May 31	May 31,
	2014	2013

Deferred tax asset	$1,015,897	$870,082

Valuation allowance	(1,015,897)	(870,082)

Deferred tax asset net of valuation allowance	$-	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

See Note 5 regarding Notes Payable to related parties.

NOTE 11 – SUBSEQUENT EVENTS

On June 19, 2014, we entered into an IP Asset Purchase Agreement (the "Agreement") with Mary Spio ("Spio") to acquire certain assets (the "IP Assets") owned by her in consideration of 50,000,000 restricted shares of our common stock.  The IP Assets are used in developing a method and apparatus for facilitating social contact in a network of users.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2014, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of May 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended May 31, 2014.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended May 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

On June 1, 2014, Jonathan Barratt resigned as our Chief Technical Officer, we failed to file a Form 8-K announcing said resignation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Mary Spio	41	president, principal executive officer and director
6525 Collins Ave
Miami Beach, Florida 33141

Michel St-Pierre	52	principal accounting officer, principal financial officer
941 de Calais Street		secretary, treasurer and director
Mont St-Hilaire, Quebec, Canada, J3H 4T7

Laurie Clark	35	chief operating officer and director
1680 Michigan Avenue, Suite 700
Miami Beach, Florida 33139

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

Biographical Information Regarding Officers and Directors

Mary Spio, President, Principal Executive Officer and Director

On July 14, 2014, Mary Spio as President and Chairman of the Board. Since June 19, 2014, Mary Spio has been our president, principal executive officer and a member of our board of directors. Since September 2010, Mrs. Spio has founded and served as president of Next Galaxy Media, where she developed innovative content, campaigns and technology solutions for customers including Microsoft XBOX, Coca Cola, Suncoast Motion Pictures, FYE Stores, Toyota Scion and over 200 radio stations online TV.  She created key benchmarks for all campaign metrics to establish formulas to pinpoint ROI. From 2004 to 2010, Mrs. Spio has founded Gen2Media Corp., now Vidaroo Corp., where she served as President and CEO. She launched and sold Vidaroo's online video software solution and services to Media-Buying Agencies, Brands, Music Labels, Movie Studios, Media Companies and Web Publishers Customer and developed and implemented marketing programs and initiatives to grow awareness and presence of Vidaroo's Network.

Michel St-Pierre, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

Mr. St-Pierre has served as president, principal executive officer, principal accounting officer, principal financial officer, secretary, treasurer and sole member of the board of directors since our inception on May 6, 2009. On July 14, 2014, Mr. St-Pierre resigned as our president and principal executive officer. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre has served as an officer of the Ecolocap Solutions since July 2006. Mr. St-Pierre has served as Chief Financial Officer of a public shell company, Tiger Renewable Energy Limited (formerly known as Tiger Ethanol International Inc. and Arch Management) since January, 2007 and held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004.

Laurie Clark, Chief Operating Officer and Director

On July 14, 2014, Laurie Clark as Director and Chief Operating Officer. She has worked with all areas of the retail supply chain, and has had direct responsibility for all retail merchandising and marketing processes at numerous major retailers including key roles as Staples - Senior Vice President, Trans World Entertainment - Executive Vice President and Musicland Group.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2014, all reports were filed.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mrs. Spio, Mr. St-Pierre and Mrs. Clark have not been the subject of the following events

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 with our May 31, 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our May 31, 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 with our May 31, 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on August 20, 2010.

As of August 27, 2014 we had one director. Mr. St-Pierre is not independent.

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

Executive Compensation
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mary Spio	2014	0	0	0	0	0	0	0	0
President & CEO	2013	0	0	0	0	0	0	0	0

Michel St-Pierre	2014	96,000	0	0	0	0	0	0	96,000
CFO	2013	96,000	0	0	0	0	0	0	96,000

Laurie Clark	2014	0	0	0	0	0	0	0	0
Chief Operating Officer	2013	0	0	0	0	0	0	0	0

Jonathan Barratt	2014	-	0	0	0	0	0	0	-
Chief Technical Officer (resigned 6/01/2014)	2013	-	0	0	0	0	0	0	-

(1)	Mr. St-Pierre has been appointed president and CEO on May 20, 2009. He resigned has President and CEO on June 19, 2014. He remains as CFO.
(2)	Mrs. Spio has been appointed president and CEO on June 19, 2014.
(3)	Mrs. Clark has been appointed COO on July 14, 2014.
(4)	Mr. Barratt has been appointed CTO on July 20, 2011. He resigned as CTO on June 1, 2014.

Employment Contracts

During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The "Engagement Period" is for one year. During the fiscal year ended May 31, 2011, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The "Engagement Period" is for one year.

Other Executive Officers

During 2014, no employment contracts were entered into with any officers.

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

Directors' Compensation
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michel St-Pierre	0	0	0	0	0	0	0
Mary Spio	0	0	0	0	0	0	0
Laurie Clark	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2014.

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

The percentage of ownership set forth below reflects each holder's ownership interest in the 128,667,628 shares of our common stock outstanding as of August 29, 2014.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent

Mary Spio (2)	50,000,000	0	50,000,000	38.86%
Michel St-Pierre (3)	28,050,000	0	28,050,000	21.80%
Laurie Clark	0	0	0	0.00%

All executive officers and directors as a group (3 persons)	78,050,000	0	78,050,000	60.66%

(1)	The mailing address for the listed individual is c/o Next Galaxy Corp, 1680 Michigan Ave., Suite 700, Miami Beach, FL 33139.
(2)	Owner of 5% or more of our common stock. Mrs. Spio, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. St-Pierre, is the Chief Financial Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Michel St-Pierre

On May 31, 2014, the Company had received loans from Michel St-Pierre, a shareholder, in the amount of $20,049. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The amount owed to stockholder at May 31, 2014 is $386,512.

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

2014	Paritz & Company, PA	$20,590
2013	Paritz & Company, PA	$13,915

(2)              Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	Paritz & Company, PA	$0
2013	Paritz & Company, PA	$0

(3)              Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	Paritz & Company, PA	$0
2013	Paritz & Company, PA	$0

(4)              All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	Paritz & Company, PA	$0
2013	Paritz & Company, PA	$0

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

Audit Committee Pre-Approval Policies

Our Audit Committee reviewed the audit and non-audit services rendered by Paritz & Company, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

PART IV.

ITEM 15.                EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September 2014.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President and Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MARY SPIO	President, Principal Executive Officer and Director	September 15, 2014
Mary Spio

MICHEL ST-PIERRE	Principal Accounting Officer, Principal Financial	September 15, 2014
Michel St-Pierre	Officer, Secretary, Treasurer and Director

LAURIE CLARK	Chief Operating Officer and Director	September 15, 2014
Laurie Clark

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X