Form 10-Q
period 2014-08-31
Next Galaxy Corp.
filed 2014-10-15
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54093

NEXT GALAXY CORP.
(Formerly, Wiless Controls Inc.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of October 14, 2014, 144,171,187 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET

	August 31, 2014 (unaudited)	May 31, 2014 (audited)

ASSETS

CURRENT ASSETS
Cash	$39,605	$7,047
Prepaid expenses	51,000	-
TOTAL CURRENT ASSETS	$90,605	$7,047

OTHER ASSETS
Intangible asset (note 4)	140,000	-
In Process Research and development (note 4)	4,389,390	-
	4,529,390	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$4,619,995	$7,047

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Note payable-stockholders (note 6)	135,150	1,024,372
Accrued expenses and other current liabilities (note 5)	104,340	483,129

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$239,490	$1,507,501

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock 500,000,000 shares authorized, par value $0.00001, 144,171,187 and 66,146,442 respectively issued and outstanding	$1,441	$661
Additional paid in capital	7,638,340	1,039,147
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(3,178,118)	(2,459,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,380,505	$(1,500,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,619,995	$7,047

"See notes to financial statements"

NEXT GALAXY CORP
 (Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS
Three months ended August 31, 2014 and 2013
(unaudited)

	Three months ended August 31, 2014	Three months ended August 31, 2013

SALES	$-		$-

Cost of sales	-		-

Gross deficit	-		-

COSTS AND EXPENSES (INCOME):
Selling, general and administrative	1,085,050		65,320
Research and Development	-		33,735
Debt conversion inducement expense (income) (note 6)	22,905		-
Changes in fair value of derivative liability	-		(35,225)
Loss on Write-off of Inventory	-		-
Gain on Settlement of Debts	(393,232)		-
Interest related party	712		9,332
Interest	3,579		41,849

TOTAL COSTS AND EXPENSES	719,014		115,011

NET LOSS from continuing operations	$(674,341)	$
NET LOSS from discontinued operations	$(44,673)		$(115,011)

Net Loss Per Share	$(0.00)		$(0.00)

Average weighted Number of Shares	126,154,096		65,407,486

"See notes to financial statements"

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS
Three months ended August 31, 2014 and August 31, 2013
(unaudited)

	Three months ended August 31, 2014	Three months ended August 31, 2013

Cash Flow from Operating activities:
Net loss	$(719,014)	$(115,011)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on Settlement of Debts	(393,232)
Debt Conversion Inducement (Income) Expense	22,905	-
Interest expense related to derivatives	-	29,133
Gain on change in fair value of derivatives liability	-	(35,225)

Changes in operating assets and liabilities:
Increase in prepaid expenses	(51,000)	-
Increase in accrued expenses and other current liabilities	1,017,139	80,316

Net cash used in operating activities	$(123,202)	$(40,787)

Cash Flow from Investing activities:
Acquisition In Process Research and development	(129,390)	-

Net cash used in investing activities	$(129,390)	$-

Cash Flow from Financing activities:
Proceeds of notes payable stockholder	285,150	40,754
Proceeds of notes payable	-	-

Net cash provided by financing activities	$285,150	$40,754

Increase (Decrease) in cash	32,558	(33)

Cash- beginning of period	7,047	2,178

Cash - end of period	$39,605	$2,145

Notes payable stockholders	$-	$-
Non cash component of debt conversion	$-	$-

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$1,102,697	$-
Conversion of notes payable to common stock	$-	$12,000
Debt discount in notes payable	$-	$(29,133)
Notes payable stockholders	$1,074,371	$-
Non cash component of debt conversion	$-	$-
Non cash component of acquisition In Process Research & development	$4,400,000
Non cash component of stock issued for In Process Research & development acquisition	$(4,400,000)

"See notes to financial statements"

NEXT GALAXY CORP.
 (Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 6, 2009. The Company's specific goal was to create a profitable service for placing Canadian citizens in accounting positions with Canadian corporations. On November 29, 2012, we changed our name to Wiless Controls Inc. On June 23, 2014, we changed the focus of our business from services to the machine-to-machine market to technology solutions that provide easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities and on August 19, 2014, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA".

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

RESEARCH AND DEVELOPMENT

Research and development costs are capitalized to In Process Research and Development as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the three months ended August 31, 2014 the Company has incurred losses of $719,014. The Company has positive working capital of $4,380,505 and a stockholders' equity of $4,380,505 at August 31, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ASSET PURCHASE AND INTANGIBLE ASSET

On June 23, 2014, the Company entered into a IP Asset Purchase Agreement (the "Purchase Agreement"), with Mary Spio, pursuant to which the Company agreed to purchase certain patents owned and invented by Mrs. Spio (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, the Company issued to Mrs. Spio an aggregate of 55,000,000 common shares of the Company. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. The fair value of the assets acquired was based on their relative fair market values on the acquisition date as determined by an  appraisal obtainedby the Company.

Assets acquired:

Patent # 1; Topic search based method and apparatus for facilitating social contact in a network of users

Patent # 2; watermarking of biometrically authenticated subjects for social networks

CEEK Intellectual Property; CEEK Blended Live Events Entertainment Platform (VR/AR/Realife)

Next Galaxy Media; property and other proprietary rights relating to the project identified as Next Galaxy Media and all activities and developments related.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	August 2014	May 2014

Accrued interest	$1,907	$-
Accrued interest related party	-	162,698
Accrued compensation	60,000	24,000
Accrued operating expenses	42,433	296,431
	$104,340	$483,129

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS'

In 2014, the Company received additional loans from Michel St-Pierre in the amount of $1,800. During the three month period ending August 31, 2014, Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp.  At August 31, 2014, the loans amounted to $0. These loans carry an interest of 10% and are payable on demand.

During the three month period ending August 31, 2014, a stockholder converted his loans balance of $164,140 into 1,585,969 common shares of Next Galaxy Corp. The amount owed to stockholder August 31, 2014 is $0. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $285,150. During the three month period ending August 31, 2014, Capex Investments Limited converted $328,780 of his loans balance into 3,176,761 common shares of Next Galaxy Corp.  In 2014, the Company has entered into an agreement with Capex Investment Limited where Capex Investment took charge of all the assets and liabilities related to services to the machine-to-machine business and granted a reduction of $100,000 of the loans owed to Capex Investment. In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $192,000. The amount owed to Capex Investments Limited at August 31, 2014 is $135,050. These loans carry an interest of 10% and are payable on demand.

The Company has not received any loans from DT Crystal in 2014. During the three month period ending August 31, 2014, DT Crystal converted his loans balance of $44,940 into 434,224 common shares of Next Galaxy Corp. The amount owed to DT Crystal August 31, 2014 is $0. These loans carry an interest of 10% and are payable on demand.

A summary of the amounts outstanding is as follows:

	Balance August 31,	Balance May 31,
	2014	2013

Michel St-Pierre	$-	$386,512
Stockholder	-	164,140
Capex Investments Limited	135,050	428,780
DT Crystal	-	44,940

	$135,050	$1,024,372

NOTE 7 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 144,171,187 were issued and outstanding as of August 31, 2014.

A total of 55,000,000 shares of common stock were issued to Ms. Mary Spio, one of our officers and director, in consideration of IP Asset Purchase (see Note 4), all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 4,608,050 shares of common stock were issued to Mr. Michel St-Pierre, one of our officers and director, in consideration of conversion of a debt of $460,805, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 5,676,916 shares of common stock were issued to Capex Investments Limited, in consideration of conversion of a debt of $575,191, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 10,000,000 shares of common stock were issued to Mr. Barrett Ehrlich, in consideration of consulting fees of $900,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 1,739,406 shares of common stock were issued to Mr. JP Langlais, in consideration of conversion of a debt of $173,940, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 500,373 shares of common stock were issued to DT Crystal, in consideration of conversion of a debt of $50,037, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 500,000 shares of common stock were issued to Emerging Growth LLC, in consideration of conversion of a debt of $40,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

The shares were issued pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended (the "Act"), or pursuant to the exemption from registration contained in Section 4(a)(1) of the Act.

NOTE 8 – INCOME TAXES

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	August 31	May 31,
	2014	2014

Statutory tax rate (including state tax)	40.0%	40.0%

Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	August 31	May 31,
	2014	2013

Deferred tax asset	$719,014	$1,015,897

Valuation allowance	(719,014)	(1,015,897)

Deferred tax asset net of valuation allowance	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 10 – RELATED PARTY TRANSACTIONS

See Note 6 regarding Notes Payable to related parties.

NOTE 11 – DISCONTINUED OPERATIONS (MACHINE-TO-MACHINE BUSINESS)

Following the IP Asset Purchase Agreement the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date. The focus of our business from services to the machine-to-machine market to technology solutions that provide easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities. The Company has entered into an agreement with Capex Investment Limited where Capex Investment took charge of all the assets and liabilities related to services to the machine-to-machine business and granted a reduction of $100,000 of the loans owed to Capex Investment.

In accounting for the above agreement the Company has (1) recognized the disposition of the affairs related to the machine-to-machine business. The effects of this agreement beyond the Company's exit from the machine-to-machine business within the Company's balance sheet at August 31, 2014 are summarized below. The Company has recognized approximately $393,232 in gain on settlement of debts.

	Effects of agreement
	Before	After
Outstanding common shares	66,146,442	121,146,442
Wind up of machine-to-machine business
Assets	0	0
Liabilities	632,686	239,454
Stockholders' Deficiency	(632,686)	(239,454)

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

During the past few months, we have hired independent contractors that have worked on developing a method and apparatus for facilitating social contact in a network of users. They are to create CEEK, a fully immersive and interactive social virtual reality platform that simulates the communal experience of being at a movie, music concert, sports game, museum, business conference or meeting, spectator event or travel destination.

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

On June 19, 2014, Mary Spio has been nominated president, principal executive officer and a member of our board of directors.

On June 23, 2014, we completed the Agreement with Mary Spio and exchanged the 55,000,000 restricted shares of our common stock for the IP Assets.

On July 14, 2014, Laurie Clark was nominated Director and Chief Operating Officer.

On August 12, 2014, as a leading technology and content solutions company developing dynamic, innovative experiences for consumers, we announced that Grammy nominated music producer Willie "Bum Bum" Baker through his new production company New Revolt has entered into partnership with us to create a series of reality shows featuring various musical artists for the CEEK platform, a fully immersive social entertainment platform in development for accessing Virtual Reality and Augmented Reality content.  The "docu-series" will be shot with 360 cameras to create the most intimate and immersive experience and designed for viewing through Virtual Reality headgear, such as the Oculus Rift.

On August 19, 2014, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA".

For the Three Month Period ended August 31, 2014

Overview

We recorded net losses of $719,014 for the three month period ended August 31, 2014 as compared to net losses of $115,011 for the comparable period of 2013.

Development Stage Expenditures

Development stage expenditures for the three month period ended August 31, 2014, were 83,946 in professional fees and consulting, $60,000 in salaries and $900,000 in finder's fee paid for IP Asset Purchase. This is compared to development stage expenditures for the three month period ended August 31, 2013, were $11,371 in professional fees, $48,000 in salaries and $33,735 in research and development. The increase in development stage expenditures resulted from the finder's fee paid for IP Asset Purchase and the increase in professional fees expense.

Sales

For the three month period ended August 31, 2014 we had no gross revenues as compared to gross revenues of $0 for the same period of 2013. We are not generating revenues because we are presently working on the development a fully immersive and interactive social virtual reality platform that simulates the communal experience of being at a movie, music concert, sports game, museum, business conference or meeting, spectator event or travel destination.

Total Cost and Expenses

For the three month period ended August 31, 2014, we incurred total costs and expenses of $719,014. This compared to $115,011for last year, an increase of 500% from the same period of 2013. The increase in total cost and expenses resulted from the increase of professional fees expenses and finder's fee paid for IP Asset Purchase.

Selling, General and Administration

For the three month period ended August 31, 2014, we incurred selling, general and administration expenses of $1,085,050 and $65,320 for last year, an increase of 1500% from the three month period last year. The increase resulted from the professional fees expenses and finder's fee paid for IP Asset Purchase.

Interest

We calculate interest in accordance with the respective note payable and note payable stockholders. For the three month period ended August 31, 2014, we incurred $4,291 compared to $51,181 for last year. The decrease of 92% was caused by interest reduction due to debts conversion into common shares of the company.

Liquidity and Capital Resources

At August 31, 2014, we had $39,605 in cash, as opposed to $7,047 in cash at May 31, 2014. Total cash requirements for operations for the three month period ended August 31, 2014 was $123,202. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2015 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2015 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $4,619,995 as of August 31, 2014. This was an increase of $4,612,948, or 65.4%, as compared to total assets of $7,047 as of May 31, 2014. The increase was primarily attributable to Intangible assets and In Process Research and Development assets.

We had total current liabilities of $239,490 as of August 31, 2014. This was a decrease of $1,268,011, or 84%, as compared to current liabilities of $1,507,501 as of May 31, 2014. The net decrease was attributable to conversion of loans stockholders into common shares of the company.

For the three month period ended August 31, 2014, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $1,800. Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp. In 2014, the Company received loans of $20,049. At August 31, 2014, the loans amounted to $0. These loans carry an interest of 10% and are payable on demand.

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

As of August 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended August 31, 2014.

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

This periodic report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this quarterly report.

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

There was no change in our internal control over financial reporting during the quarter ended August 31, 2014 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALE OF EQUITY SECURITIES.

In the last quarter you issued 78,024,745 shares of common stock.

A total of 55,000,000 shares of common stock were issued to Ms. Mary Spio, one of our officers and director, in consideration of IP Asset Purchase (see Note 4), all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 4,608,050 shares of common stock were issued to Mr. Michel St-Pierre, one of our officers and director, in consideration of conversion of a debt of $460,805, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 5,676,916 shares of common stock were issued to Capex Investments Limited, in consideration of conversion of a debt of $575,191, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 10,000,000 shares of common stock were issued to Mr. Barrett Ehrlich, in consideration of consulting fees of $900,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 1,739,406 shares of common stock were issued to Mr. JP Langlais, in consideration of conversion of a debt of $173,940, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 500,373 shares of common stock were issued to DT Crystal, in consideration of conversion of a debt of $50,037, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 500,000 shares of common stock were issued to Emerging Growth LLC, in consideration of conversion of a debt of $40,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

The shares were issued pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended (the "Act"), or pursuant to the exemption from registration contained in Section 4(a)(1) of the Act.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-K	8/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	8/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

10.8	IP Asset Purchase and Sale Agreement and Addendum	8-K/A-1	9/08/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2014.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President, Principal Executive Officer and Director

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-K	8/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	8/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

10.8	IP Asset Purchase and Sale Agreement and Addendum	8-K/A-1	9/08/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X