Form 10-Q
period 2014-11-30
Next Galaxy Corp.
filed 2015-01-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54093

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
As of January 14, 2015, 152,046,210 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET

	November 30, 2014 (unaudited)	May 31, 2014 (audited)

ASSETS

CURRENT ASSETS
Cash	$16,039	$7,047
Prepaid expenses	624,392	-
TOTAL CURRENT ASSETS	$640,431	$7,047

OTHER ASSETS
Intangible asset (note 4)	140,000	-
In Process Research and development (note 4)	4,484,104	-
	4,624,104	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$5,264,535	$7,047

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Note payable (note 6)	50,000	-
Note payable-stockholders (note 7)	6,739	1,024,372
Accrued expenses and other current liabilities (note 5)	218,972	483,129

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$275,711	$1,507,501

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock 500,000,000 shares authorized, par value $0.00001, 152,046,210 and 66,146,442 respectively issued and outstanding	$1,521	$661
Additional paid in capital	8,940,500	1,039,147
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(3,872,039)	(2,459,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,988,824	$(1,500,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,264,535	$7,047

"See notes to financial statements"

NEXT GALAXY CORP
 (Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months	Three Months	Three Months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

SALES	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross deficit	-	-	-	-

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	1,598,155	129,156	513,105	63,836

Research and Development	-	33,735	-	-

Debt conversion inducement expense (income) (note 7)	201,849	-	178,944	-
Changes in fair value of derivative liability	-	(61,629)	-	(26,404)
Gain on Settlement of Debts	(393,232)	-	-	-
Interest related party	712	41,195	-	21,107
Interest	5,451	61,868	1,872	30,775

TOTAL COSTS AND EXPENSES	1,412,935	204,325	693,921	89,314

NET LOSS	(1,412,935)	(204,325)	(693,921)	(89,314)

NET LOSS from continuing operations	(1,368,262)	-	(693,921)	-
NET LOSS from discontinued operations	(44,673)	(204,325)	-	(89,314)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted Number of Shares	147,841,623	65,776,964	146,456,130	66,146,442

"See notes to financial statements"

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2014 and November 30, 2013
(unaudited)

	Six months ended November 30, 2014	Six months ended November 30, 2013
Cash Flow from Operating activities:
Net loss	$(1,412,935)	$(204,325)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on Settlement of Debts	(393,232)
Debt Conversion Inducement (Income) Expense	201,849	-
Interest expense related to derivatives	-	57,950
Gain on change in fair value of derivatives liability	-	(61,629)
Shares issued for Consulting expense	284,990	-

Changes in operating assets and liabilities:
Increase in prepaid expenses	(54,500)	-
Increase in accrued expenses and other current liabilities	1,131,771	154,211

Net cash used in operating activities	$(242,057)	$(53,793)

Cash Flow from Investing activities:
Acquisition In Process Research and development	(224,103)	-

Net cash used in investing activities	$(224,103)	$-

Cash Flow from Financing activities:
Proceeds of notes payable stockholder	425,152	54,208
Proceeds of notes payable	50,000	-

Net cash provided by financing activities	$475,152	$54,208

Increase in cash	8,992	415

Cash- beginning of period	7,047	2,178

Cash - end of period	$16,039	$2,593

Notes payable stockholders	$-	$-
Non cash component of prepaid	$569,892	$-

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$1,102,697	$-
Conversion of notes payable to common stock	$-	$12,000
Debt discount in notes payable	$-	$(57,950)
Notes payable stockholders	$1,342,785	$-
Non cash component of debt conversion	$-	$-
Non cash component of acquisition In Process Research & development	$4,400,000
Non cash component of stock issued for In Process Research & development acquisition	$(4,400,000)

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the six months ended November 30, 2014 the

Company has incurred losses of $1,412,935. The Company has positive working capital of $364,720 and a stockholders' equity of $4,988,824 at November 30, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ASSET PURCHASE AND INTANGIBLE ASSET

On June 23, 2014, the Company entered into a IP Asset Purchase Agreement (the "Purchase Agreement"), with Mary Spio, pursuant to which the Company agreed to purchase certain patents owned and invented by Mrs. Spio (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, the Company issued to Mrs. Spio an aggregate of 55,000,000 common shares of the Company. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. The fair value of the assets acquired was based on their relative fair market values on the acquisition date as determined by an appraisal obtained by the Company.

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

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	November 2014	May 2014

Accrued interest	$1,183	$-
Accrued interest related party	-	162,698
Accrued compensation	108,000	24,000
Accrued operating expenses	109,789	296,431
	$218,972	$483,129

NOTE 6 – NOTES PAYABLE

In 2014, the Company received a loan from Bindor LLC in the amount of $50,000. At November 30, 2014, the loan amounted to $50,000. The loan carries an interest of 18% and is payable on October 24, 2015 or in the event the Company gets an equity financing that results in gross proceeds of at least $1,000,000.

A summary of the amounts outstanding is as follows:

	Balance November 30,	Balance May 31,
	2014	2014

Bindor LLC	$50,000	$-

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS'

In 2014, the Company received additional loans from Michel St-Pierre in the amount of $6,739. During the three month period ending August 31, 2014, Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp.  At November 30, 2014, the loans amounted to $6,739. These loans carry an interest of 10% and are payable on demand.

During the three month period ending August 31, 2014, a stockholder converted his loans balance of $164,140 into 1,585,969 common shares of Next Galaxy Corp. The amount owed to stockholder November 30, 2014 is $0. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $285,150. During the three month period ending November 30, 2014, Capex Investments Limited converted $418,414 of his loans balance into 4,257,974 common shares of Next Galaxy Corp. During the three month period ending August 31, 2014, Capex Investments Limited converted $328,780 of his loans balance into 3,176,761 common shares of Next Galaxy Corp.  In 2014, the Company has entered into an agreement with Capex Investment Limited where Capex Investment took charge of all the assets and liabilities related to services to the machine-to-machine business and granted a reduction of $100,000 of the loans owed to Capex Investment. In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $192,000. The amount owed to Capex Investments Limited at November 30, 2014 is $0. These loans carry an interest of 10% and are payable on demand.

The Company has not received any loans from DT Crystal in 2014. During the three month period ending August 31, 2014, DT Crystal converted his loans balance of $44,940 into 434,224 common shares of Next Galaxy Corp. The amount owed to DT Crystal November 30, 2014 is $0. These loans carry an interest of 10% and are payable on demand.

A summary of the amounts outstanding is as follows:

	Balance November 30,	Balance May 31,
	2014	2014
Michel St-Pierre	$6,739	$386,512
Stockholder	-	164,140
Capex Investments Limited	-	428,780
DT Crystal	-	44,940

	$6,739	$1,024,372

NOTE 8 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 152,046,210 were issued and outstanding as of November 30, 2014.

In the last quarter the Company issued 7,875,023 shares of common stock.

A total of 2,236,788 shares of common stock were issued to Capex Investments Limited, in consideration of conversion of a debt of $268,414, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 388,235 shares of common stock were issued to Seismic Holdings, in consideration of consulting fees of $69,882, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 250,000 shares of common stock were issued to Mr. Kevin Jordan, in consideration of consulting fees of $45,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 3,000,000 shares of common stock were issued to DT Crystal, in consideration of consulting fees of $540,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 2,000,000 shares of common stock were issued to Viper Enterprises, in consideration of consulting fees of $200,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	November 30	May 31,
	2014	2014

Statutory tax rate (including state tax)	40.0%	40.0%

Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	November 30	May 31,
	2014	2014

Deferred tax asset	$1,303,710	$1,015,897

Valuation allowance	(1,303,710)	(1,015,897)

Deferred tax asset net of valuation allowance	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 11 – RELATED PARTY TRANSACTIONS

See Note 7 regarding Notes Payable to related parties.

NOTE 12 – DISCONTINUED OPERATIONS (MACHINE-TO-MACHINE BUSINESS)

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

In accounting for the above agreement the Company has (1) recognized the disposition of the affairs related to the machine-to-machine business. The effects of this agreement beyond the Company's exit from the machine-to-machine business within the Company's balance sheet at November 30, 2014 are summarized below. The Company has recognized approximately $393,232 in gain on settlement of debts.

	Effects of agreement
	Before	After
Outstanding common shares	66,146,442	121,146,442
Wind up of machine-to-machine business
Assets	0	0
Liabilities	632,686	239,454
Stockholders' Deficiency	(632,686)	(239,454)

NOTE 13 – SUBSEQUENT EVENTS

On December 9, 2014, the Company received $150,000 in proceeds of a loan which is convertible into shares of the Company's common stock at a discount of 30% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and Six Month Periods ended November 30, 2014

Overview

We recorded net losses of $693,921 and $1,412,935 for the three and six month periods ended November 30, 2014 as compared to net losses of $89,314 and $204,325 for the comparable periods of 2013.

Development Stage Expenditures

Development stage expenditures for the six month period ended November 30, 2014, were 400,966 in professional fees and consulting, $108,000 in salaries and $900,000 in finder's fee paid for IP Asset Purchase. This is compared to development stage expenditures for the six month period ended November 30, 2013, were $24,616 in professional fees, $96,000 in salaries and $33,735 in research and development. The increase in development stage expenditures resulted from the finder's fee paid for IP Asset Purchase and the increase in professional fees expense.

Sales

For the three and six month periods ended November 30, 2014 we had no gross revenues as compared to no gross revenues for the same periods of 2013. We are not generating revenues because we are presently working on the development a fully immersive and interactive social virtual reality platform that simulates the communal experience of being at a movie, music concert, sports game, museum, business conference or meeting, spectator event or travel destination.

Total Cost and Expenses

For the three and six month periods ended November 30, 2014, we incurred total costs and expenses of $693,921 and $1,412,935, respectively. This compares to $89,314 and $204,325 for the same periods of the previous year, an increase of 676% from the three month period of last year and an increase of 592% for the six month period in 2013. The increase in total cost and expenses resulted from the increase of professional fees expenses and finder's fee paid for IP Asset Purchase.

Selling, General and Administration

For the three and six month periods ended November 30, 2014, we incurred selling, general and administration expenses of $513,105 and $ 1,598,155, respectively. This compares to $63,836 and $129,156 for the same periods of the previous year, which is an increase of 704% from the three month period of last year and an increase of 1137% for the six month period in 2013. The increase resulted from the professional fees expenses and finder's fee paid for IP Asset Purchase.

Interest

We calculate interest in accordance with the respective note payable and note payable stockholders. For the three and six month periods ended November 30, 2014, we incurred $1,872 and $6,163. This compares to $51,882 and $103,063for the same periods of the previous year. The decrease of 96% for the three month period last year and a decrease of 94% for the six month period in 2013, was caused by interest reduction due to debts conversion into common shares of the company.

Liquidity and Capital Resources

At November 30, 2014, we had $16,039 in cash, as opposed to $7,047 in cash at May 31, 2014. Total cash requirements for operations for the six month period ended November 30, 2014 was $242,057. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2015 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2015 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $5,264,535 as of November 30, 2014. This was an increase of $5,257,488, or 746%, as compared to total assets of $7,047 as of May 31, 2014. The increase was primarily attributable to Intangible assets and In Process Research and Development assets.

We had total current liabilities of $275,711 as of November 30, 2014. This was a decrease of $1,231,790, or 82%, as compared to current liabilities of $1,507,501 as of May 31, 2014. The net decrease was attributable to conversion of loans stockholders into common shares of the company.

For the three month period ended November 30, 2014, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $6,739. Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp. In 2014, the Company received loans of $20,049. At November 30, 2014, the loans amounted to $6,739. These loans carry an interest of 10% and are payable on demand.

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

As of November 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended November 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended November 30, 2014 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.            RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALE OF EQUITY SECURITIES.

In the quarter ending November 30, 2014, the Company issued 7,875,023 restricted shares of common stock as follows:

A total of 2,236,788 shares of common stock were issued to Capex Investments Limited, in consideration of conversion of a debt of $268,414, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 388,235 shares of common stock were issued to Seismic Holdings, in consideration of consulting fees of $69,882, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 250,000 shares of common stock were issued to Mr. Kevin Jordan, in consideration of consulting fees of $45,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 3,000,000 shares of common stock were issued to DT Crystal, in consideration of consulting fees of $540,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 2,000,000 shares of common stock were issued to Viper Enterprises, in consideration of consulting fees of $200,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

The shares were issued pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended (the "Act"), or pursuant to the exemption from registration contained in Section 4(a)(2) of the Act.

ITEM 5.         OTHER INFORMATION.

  We failed to file Form 8-Ks for the following stock issuances during the quarter ending November 30, 2014:

A total of 2,236,788 shares of common stock were issued to Capex Investments Limited, in consideration of conversion of a debt of $268,414, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 388,235 shares of common stock were issued to Seismic Holdings, in consideration of consulting fees of $69,882, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 250,000 shares of common stock were issued to Mr. Kevin Jordan, in consideration of consulting fees of $45,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 3,000,000 shares of common stock were issued to DT Crystal, in consideration of consulting fees of $540,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

A total of 2,000,000 shares of common stock were issued to Viper Enterprises, in consideration of consulting fees of $200,000, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

The shares were issued pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended (the "Act"), or pursuant to the exemption from registration contained in Section 4(a)(2) of the Act.

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
Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

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