Form 10-Q
period 2015-02-28
Next Galaxy Corp.
filed 2015-04-14
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54093

NEXT GALAXY CORP.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

1680 Michigan Avenue, Suite 700
Miami Beach, Florida   33139
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
YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 14, 2015, 152,046,210 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET
(Unaudited)

	February 28, 2015	May 31, 2014

ASSETS

CURRENT ASSETS
Cash	$115,893	$7,047
Prepaid expenses	535,089	-
TOTAL CURRENT ASSETS	$650,982	$7,047

OTHER ASSETS
Intangible asset (note 4)	140,000	-
In Process Research and development (note 4)	4,567,245	-
	4,707,245	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$5,358,227	$7,047

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Customer deposit	50,000	-
Note payable (note 6)	291,454	-
Note payable-stockholders (note 7)	119,863	1,024,372
Derivative liability (note 8)	210,119
Accrued expenses and other current liabilities related party	2,329	162,698
Accrued expenses and other current liabilities (note 5)	219,493	320,431

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$893,259	$1,507,501

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock 500,000,000 shares authorized, par value $0.00001, 152,046,210 and 66,146,442 respectively issued and outstanding	$1,521	$661
Additional paid in capital	8,940,500	1,039,147
Accumulated Deficit	(81,158)	(81,158)
Deficit Accumulated during development stage	(4,395,895)	(2,459,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,464,968	$(1,500,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,358,227	$7,047

"See notes to financial statements"

NEXT GALAXY CORP
 (Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

SALES	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross deficit	-	-	-	-

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	2,031,509	185,461	433,354	56,305
Research and development	-	33,735	-	-

Debt conversion inducement expense (income) (note 7)	201,849	-	-	-

Changes in fair value of derivative liability	(12,340)	(71,749)	(12,340)	(10,120)
Gain on Settlement of Debts	(393,232)	-	-	-

Loss on Write-off of Inventory	-	21,740	-	21,740
Interest related party	4,640	62,873	2,022	21,678
Interest	104,365	69,022	100,820	7,154

TOTAL COSTS AND EXPENSES	1,936,791	301,082	523,856	96,757
NET LOSS	(1,936,791)	(301,082)	(523,856)	(96,757)
NET LOSS from continuing operations	(1,892,118)	-	(523,856)	-
NET LOSS from discontinued operations	(44,673)	(301,082)	-	(96,757)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted number of shares	141,065,564	65,900,123	152,046,210	66,146,442

"See notes to financial statements"

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS
Nine months ended February 28, 2015 and February 28, 2014
(unaudited)

	Nine months ended February 28, 2015	Nine months ended February 28, 2014
Cash Flow from Operating activities:
Net loss	$(1,936,791)	$(301,082)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on Settlement of Debts	(393,232)
Debt Conversion Inducement (Income) Expense	201,849	-
Non-cash interest	-	63,120
Gain on derivatives liability at market	(12,340)	(71,749)
Interest expense on derivative	83,913
Shares issued for Consulting expense	284,990	-
Amortization prepaid expenses	118,303	-
Legal fees	5,000	-
Amortization Debt Original Discount	9,000	-
Changes in operating assets and liabilities:
Loss on Write-off of Inventory	-	21,740
Increase in prepaid expenses	(67,500)	-
Customer deposit	50,000	-
Increase in accrued expenses and other current liabilities	1,134,622	208,370
Net cash used in operating activities	$(522,186)	$(79,601)

Cash Flow from Investing activities:
Acquisition In Process Research and development	(307,245)	-
Net cash used in investing activities	$(307,245)	$-

Cash Flow from Financing activities:
Proceeds of notes payable stockholder	538,277	82,960
Proceeds of notes payable	400,000	-
Net cash provided by financing activities	$938,277	$82,960

Increase in cash	108,846	3,359

Cash- beginning of period	7,047	2,178

Cash - end of period	$115,893	$5,537

Notes payable stockholders	$-	$-
Non cash component of prepaid	$467,589	$-

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$1,102,697	$-
Conversion of notes payable to common stock	$-	$12,000
Debt discount in notes payable	$-	$(63,120)
Notes payable stockholders	$1,442,785	$(82,223)
Non cash component of note payable	$30,000	$-
Non cash component of acquisition In Process Research & development	$4,400,000
Non cash component of stock issued for In Process Research & Development acquisition	$(4,400,000)

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

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. Since our inception in 2009, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. During the nine months ended February 28, 2015 the Company has incurred losses of $1,936,791. The Company has negative working capital of $242,227 and a stockholders' equity of $4,464,968 at February 28, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	February 2015	May 2014

Accrued interest	$6,644	$-
Accrued compensation	156,000	24,000
Accrued operating expenses	56,850	296,431
	$219,494	$320,431

NOTE 6 – NOTES PAYABLE

In 2014, the Company received a loan from Bindor LLC in the amount of $50,000. At February 28, 2015, the loan amounted to $50,000. The loan carries an interest of 18% and is payable on October 24, 2015 or in the event the Company gets an equity financing that results in gross proceeds of at least $1,000,000.

In 2015, the Company received a loan from Steel Partners, LLC in the amount of $200,000. At February 28, 2015, the loan amounted to $200,000. The loan carries an interest of 10% and is payable on February 25, 2016.

During the period ended February 28, 2015and the year ended May 31, 2014, the Company received the proceeds of a loan which is convertible at amount of 70% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum. The amount received during the period ended February 28, 2015and 2014 are $180,000 and $0, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative. The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation. The difference is recorded as a debt discount and amortized over the life of the debt.

A summary of the amounts outstanding is as follows:

	Loans	Debt discount	Balance February 28,	Balance May 31,
	2015	2015	2015	2014

Bindor LLC	$50,000	$-	$50,000	$-
Steel Partners, LLC	200,000	-	200,000	-
Typenex	180,000	138,546	41,454	-
	$430,000	$138,546	$291,454	$-

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS'

In 2015, the Company received additional loans from Michel St-Pierre in the amount of $31,429. During the three month period ending August 31, 2014, Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp. At February 28, 2015, the loans amounted to $31,429. These loans carry an interest of 10% and are payable on demand.

During the three month period ending August 31, 2014, a stockholder converted his loans balance of $164,140 into 1,585,969 common shares of Next Galaxy Corp. The amount owed to stockholder February 28, 2015is $0. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $285,150. During the three month period ending November 30, 2014, Capex Investments Limited converted $418,414 of his loans balance into 4,257,974 common shares of Next Galaxy Corp. During the three month period ending August 31, 2014, Capex Investments Limited converted $328,780 of his loans balance into 3,176,761 common shares of Next Galaxy Corp. In 2014, the Company has entered into an agreement with Capex Investment Limited where Capex Investment took charge of all the assets and liabilities related to services to the machine-to-machine business and granted a reduction of $100,000 of the loans owed to Capex Investment. In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $192,000. The amount owed to Capex Investments Limited at February 28, 2015is $88,434. These loans carry an interest of 10% and are payable on demand.

The Company has not received any loans from DT Crystal in 2014. During the three month period ending August 31, 2014, DT Crystal converted his loans balance of $44,940 into 434,224 common shares of Next Galaxy Corp. The amount owed to DT Crystal February 28, 2015 is $0. These loans carry an interest of 10% and are payable on demand.

A summary of the amounts outstanding is as follows:

	Balance February 28,	Balance May 31,
	2015	2014
Michel St-Pierre	$31,429	$386,512
Stockholder	-	164,140
Capex Investments Limited	88,434	428,780
DT Crystal	-	44,940

	$119,863	$1,024,372

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITY

During the period ended February 28, 2015 and the year ended May 31, 2014, the Company recorded a derivative liability associated with the convertible debt discussed in Note 6. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 292.00% and a forfeiture rate of 0.00%. The derivative liability at February 28, 2015 and the year ended May 31, 2014 is as follows:

	2015	2014

Typenex, LLC	$210,119	$-

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 152,046,210 were issued and outstanding as of February 28, 2015.

NOTE 10 – INCOME TAXES

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	February 28	May 31,
	2015	2014

Statutory tax rate (including state tax)	40.0%	40.0%

Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

	February 28,	May 31,
	2015	2013

Deferred tax asset	$1,772,744	$1,015,897

Valuation allowance	(1,772,744)	(1,015,897)

Deferred tax asset net of valuation allowance	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 12 – RELATED PARTY TRANSACTIONS

See Note 7 regarding Notes Payable to related parties.

NOTE 13 – DISCONTINUED OPERATIONS (MACHINE-TO-MACHINE BUSINESS)

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

In accounting for the above agreement the Company has (1) recognized the disposition of the affairs related to the machine-to-machine business. The effects of this agreement beyond the Company's exit from the machine-to-machine business within the Company's balance sheet at February 28, 2015 are summarized below. The Company has recognized approximately $393,232 in gain on settlement of debts.

	Effects of agreement
	Before	After
Outstanding common shares	66,146,442	121,146,442
Wind up of machine-to-machine business
Assets	0	0
Liabilities	632,686	239,454
Stockholders' Deficiency	(632,686)	(239,454)

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATION.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Overview

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

On or about June 19, 2014, as a result of completing our Agreement, we changed the focus of our business from services to the machine-to-machine marketing to a technology solutions company that provides easy and convenient tools and resources for people to meet, communicate and connect through shared interests, events and activities.

On June 19, 2014, Mary Spio was appointed president, principal executive officer and a member of our board of directors.

On June 23, 2014, we completed the Agreement with Mary Spio and exchanged the 55,000,000 restricted shares of our common stock for the IP Assets.

On July 14, 2014, Laurie Clark was appointed Director and Chief Operating Officer.

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

Results of Operations

For the Three and Nine Month Periods ended February 28, 2015

We recorded net losses of $523,856 and $1,936,791 for the three and nine month periods ended February 28, 2015 as compared to net losses of $96,757 and $301,082 for the comparable periods of 2014.

Development Stage Expenditures

Development stage expenditures for the nine month period ended February 28, 2015, were 638,052 in professional fees and consulting, $156,000 in salaries and $900,000 in finder's fee paid for IP Asset Purchase. This is compared to development stage expenditures for the nine month period ended February 28, 2014, were $31,007 in professional fees, $144,000 in salaries and $33,735 in research and development. The increase in development stage expenditures resulted from the finder's fee paid for IP Asset Purchase and the increase in professional fees expense.

Sales

For the three and nine month periods ended February 28, 2015, we had no revenues as compared to no revenues for the same periods of 2014. We are not generating revenues because we are presently working on the development a fully immersive and interactive social virtual reality platform that simulates the communal experience of being at a movie, music concert, sports game, museum, business conference or meeting, spectator event or travel destination.

Total Cost and Expenses

For the three and nine month periods ended February 28, 2015, we incurred total costs and expenses of $523,856 and $1,936,791, respectively. This compares to $96,757 and $301,082 for the same periods of the previous year, an increase of 454% from the three month period of last year and an increase of 547% for the six month period in 2014. The increase in total cost and expenses resulted from the increase of professional fees expenses and finder's fee paid for IP Asset Purchase.

Selling, General and Administration

For the three and nine month periods ended February 28, 2015, we incurred selling, general and administration expenses of $433,354 and $ 2,031,509, respectively. This compares to $56,305 and $185,461 for the same periods of the previous year, which is an increase of 670% from the three month period of last year and an increase of 995% for the six month period in 2014. The increase resulted from the professional fees expenses and finder's fee paid for IP Asset Purchase.

Interest

We calculate interest in accordance with the respective note payable and note payable stockholders. For the three and nine month periods ended February 28, 2015, we incurred $102,842 and $109,005. This compares to $7,154 and $131,895 for the same periods of the previous year. The increase of 1337% for the three month period last year was caused by interest on derivative liability and a decrease of 17% for the nine month period in 2014, was caused by interest reduction due to debts conversion into common shares of the company.

Liquidity and Capital Resources

At February 28, 2015, we had $115,893 in cash, as compared to $7,047 in cash at May 31, 2014. Total cash requirements for operations for the nine month period ended February 28, 2015 was $522,186. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2015 will be between $500,000 thousand to $2,000,000 million. As of the date of this report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2015 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $5,358,227 as of February 28, 2015. This was an increase of $5,351,210, or 759%, as compared to total assets of $7,047 as of May 31, 2014. The increase was primarily attributable to intangible assets and in process research and development assets.

We had total current liabilities of $893,259 as of February 28, 2015. This was a decrease of $614,242, or 41%, compared to current liabilities of $1,507,501 as of May 31, 2014. The net decrease was attributable to conversion of loans stockholders into common shares of the company.

For the three month period ended February 28, 2015, we received additional loans from Mr. St-Pierre, an officer and shareholder, in the amount of $24,690. Mr. St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp. In 2014, we received loans of $20,049. At February 28, 2015, the loans amounted to $31,429. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

As of February 28, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended February 28, 2015.

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

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect thetransactions and dispositions of the assets of the company; and

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation offinancial statements in accordance with accounting principles generally accepted in the United States ofAmerica and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended February 28, 2015 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	06/19/09	3.1

3.2	Bylaws	S-1	06/19/09	3.2

4.1	Stock Certificate	S-1	06/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	08/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	08/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-K	08/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	08/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	06/27/14	10.1

14.1	Code of Ethics	10-K	08/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	08/20/10	99.2

99.2	Disclosure Committee Charter	10-K	08/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2015.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President, Principal Executive Officer and Director

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	06/19/09	3.1

3.2	Bylaws	S-1	06/19/09	3.2

4.1	Stock Certificate	S-1	06/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	08/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	08/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-K	08/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	08/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	06/27/14	10.1

14.1	Code of Ethics	10-K	08/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	08/20/10	99.2

99.2	Disclosure Committee Charter	10-K	08/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X