Form 10-K
period 2015-05-31
Next Galaxy Corp.
filed 2015-09-15
CIK 1466739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MAY 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2014 - $10,967,538

As of August 28, 2015, 156,803,649 shares of the registrant's common stock were outstanding.

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

On or about June 19, 2014, as a result of completing our Agreement, we changed the focus of our business from services to the Machine-to-Machine market to a virtual reality company to develop a content distribution platform and hardware access for virtual reality content.

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

On August 19, 2014, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA" and on June 10, 2014, we changed the focus of our business from services to the machine-to-machine market to a virtual reality company to develop a content distribution platform and hardware for access virtual reality content.

We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 1680 Michigan Avenue, Suite 700, Miami Beach, FL 33139.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from our current business since the company's main products – CEEK (VR Content distribution platform) and CEEKARS (a VR audio headphone and controller) are currently in development. In addition we have sustained losses for the past two years and have a negative working capital at May 31, 2015.  We believe the technical aspects of our software are sufficiently developed for our operations. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our project implementation and continue our operations and product development.

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

Business Plan

Next Galaxy Corp is a content and technology solutions company developing CEEK – a fully immersive cross platform social virtual reality application for accessing entertainment, experiences and events along with others to share it with. Next Galaxy is leading the Social Virtual Reality revolution.

Next Galaxy aims to be a major industry partner in driving growth of entertainment and branded experiences in the consumer virtual reality market.

CEEK provides an easy and convenient social virtual entertainment platform for people to meet, communicate and connect through shared experiences. Ceek simulates the communal experience of attending live events with others from anywhere at anytime.

CEEK is ushering in a new era in entertainment, virtual reality and social networking with a blend of live, virtual and actual event offerings. And best of all, the CEEK platform will be available for use be it on a pc, tablet or other mobile device. CEEK is the key to unlocking virtual worlds around you.

Groups of individuals will have the option to experience live events in the virtual setting together.  Viewers experiencing an event from different locations may verbally share observations about what is happening on the field or stage, as if seated next to one another.  They may also choose to look at each other during the event.  Such features serve to simulate the communal experience of attending live events with friends.

With the CEEK platform, consumers will gain easy access to an unprecedented selection of compelling live entertainment experiences without leaving the home.  The individual will be able to experience a sought-after event in a highly immersive setting even when tickets to the actual event are sold out or unaffordable, or travel to the venue is impractical.  By removing economic, physical, and geographical constraints, the CEEK augmented reality platform will present previously unimaginable entertainment opportunities to broad audiences.

Entities and individuals engaged in providing live entertainment – television networks, promoters, venue owners, musicians, athletes, sports leagues – will also realize substantial benefits.  Ticket sales will no longer be limited by venue capacity or geography.  The compelling nature of the augmented reality medium will create entirely new sources of pay-per-view revenue.  Advertising revenue per impression will be greater, due to the vastly enhanced ability to target individual consumers with precision.

CEEK will provide live events in partnership with various participants in the live entertainment value chain.  In general, other entities will be responsible for ticket sales, advertising sales, production, event marketing, and other activities that are integral to putting on events for live and television audiences.  CEEK will be responsible for all activities specific to capturing and delivering the event to the virtual reality audience.

Wherever you are, whatever you like and whoever you're CEEKing, we can help you find and connect with the people, places and the opportunities that are perfect for you.

Overview

On or about June 19, 2014, as a result of completing our Agreement, we changed the focus of our business from services to the Machine-to-Machine market to a virtual reality company to develop a content distribution platform and hardware for access virtual reality content.

Geographical market

We promote our services in North America.  We intend to expand our operations to other geographical areas as we generate additional adequate revenues.

Market

•	The global marketplace is the general marketplace
•	The ability to recognize and capitalize on trends before others see them for competitive advantage.
•	Augmented and Virtual Reality is ushering in a new era of mass media consumption and changing the way we will communicate in the future.

We are currently developing CEEK – a cross platform social application for accessing VR and AR enabled content on mobile devices, personal computers and consoles.  We are aiming to become a major industry partner in driving growth of entertainment, virtual tourism and retail experiences in the consumer virtual reality market.

Website

We created and are maintaining a website which allows us to market our services on the Internet.

Competition

The market we will be entering is one without definite competition boundaries.  We will be competing with consoles, mobile and internet platforms that offer video content such as movies, concerts, TV shows, including iConcerts, Netflix, Hulu, Vevo.

The following are the major barriers to our market that allow us an advantage over our competitors:

1.	Existing Content – Software for re-purposing to VR format;
2.	Format – Software and hardware for encoding and indexing existing content to VR format;
3.	Input Device & Abstraction – Cross-Platform Software to play VR Content with Mobile and PC; and,
4.	Original Content – once users experience content with platform, it becomes difficult to watch same content any other way.

Regulations

Our services and technologies are subject to federal, state, provincial and local laws and regulations concerning business activities in general.

Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

In Quebec we will be subject to the Civil Code of Quebec. There are no Canadian regulations pertaining to our business with which we need to comply other than registering provincially as a foreign corporation.  We are not obligated to register as a foreign corporation until we initiate operations.  We have registered as a foreign corporation in the Province of Quebec.

Employees and employment agreements

We are a development stage company and currently have two full-time employees.

At present, we have two consulting agreements in place. During the fiscal year ended May 31, 2014, we signed a Consulting Agreement with Jean-Paul Langlais pursuant to which, Mr. Langlais was providing sales, marketing, corporate development and management consulting services relating to the corporate activities of our Company. The "Engagement Period" is for one year. The agreement is renewable for a one year period. During the fiscal year ended May 31, 2014, we signed a Consulting Agreement with Michel St-Pierre pursuant to which, Mr. St-Pierre was providing the services to serve in the capacity of President and Chief Executive Officer of our company. The "Engagement Period" is for one year. The agreements have been renewed in August 2015 for a one year period.

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

On July 28, 2014, we entered into an agreement with EON Reality to acquire certain equipment that will allow us to create CEEK - a fully immersive and interactive social reality platform that simulates the communal experience of being at a movie, music concert, sporting event, museum, business conference or meeting, spectator event or travel destination.

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

In September, 2014, we announced the release of a first of its kind virtual reality audio headset – Ceekars™. Ceekars™ is the world's first integrated Virtual Reality (VR) audio headset specifically optimized to work with the Oculus Rift and other head mounted VR devices that lack audio to provide dynamic, reactive sound in parallel with immersive video, completing the ultimate VR experience.

On December 7, 2014, we have signed a Business Partnership Agreement with Annex Telecom Co., Ltd, one of South Korea's top Mobile Virtual Network Operators (MVNO). Per the agreement, Next Galaxy and Annex Telecom will work together to create and distribute Virtual Reality (VR) concerts and experiences for use with devices such as the Samsung Gear VR and Oculus Rift via the CEEK Platform. Annex Telecom will also provide celebrity talent affiliations for production and marketing of VR Concerts.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter: 3/1/15 to 5/31/15	0.13	0.046
Third Quarter: 12/1/14 to 2/28/15	0.22	0.03
Second Quarter: 9/1/14 to 11/30/14	0.25	0.15
First Quarter: 6/1/14 to 8/30/14	0.25	0.02

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 3/1/14 to 5/31/14	0.11	0.006
Third Quarter: 12/1/13 to 2/28/14	0.006	0.0014
Second Quarter: 9/1/13 to 11/30/13	0.016	0.002
First Quarter: 6/1/13 to 8/30/13	0.03	0.015

Our shares of common stock are traded on the OTCPink operated by the Financial Industry Regulatory Authority (FINRA) under the symbol "NXGA". The shares trading of our common stock began on July 6, 2010.

Holders

As of August 27, 2015, we had sixty three stockholders of record.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended May 31, 2015 (this "Report"). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

On July 14, 2014, Laurie Clark was appointed Director and Chief Operating Officer.

On July 28, 2014, we entered into an agreement with EON Reality to acquire certain equipment that will allow us to create CEEK - a fully immersive and interactive social reality platform that simulates the communal experience of being at a movie, music concert, sporting event, museum, business conference or meeting, spectator event or travel destination.

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

In September, 2014, we announced the release of a first of its kind virtual reality audio headset – Ceekars™. Ceekars™ is the world's first integrated Virtual Reality (VR) audio headset specifically optimized to work with the Oculus Rift and other head mounted VR devices that lack audio to provide dynamic, reactive sound in parallel with immersive video, completing the ultimate VR experience.

On December 7, 2014, we have signed a Business Partnership Agreement with Annex Telecom Co., Ltd, one of South Korea's top Mobile Virtual Network Operators (MVNO). Per the agreement, Next Galaxy and Annex Telecom will work together to create and distribute Virtual Reality (VR) concerts and experiences for use with devices such as the Samsung Gear VR and Oculus Rift via the CEEK Platform. Annex Telecom will also provide celebrity talent affiliations for production and marketing of VR Concerts.

Results of Operations

For the Twelve Month Period ended May 31, 2015

Overview

We incurred net losses of $4,016,649 for the year ended May 31, 2015 as compared to net losses of $364,539 for the year ended May 31, 2014.

There has been an increase of $2,665,432 in general and administrative expenses, a decrease in changes in value of derivative liability of $605,777, an increase of $606,312 in research and development expenses and an increase in interest expenses of $222,381 mainly attributable to the interest expense resulting from derivative liabilities.

For the year ended May 31, 2015, the Company spent $73,583 in professional fees, $292,000 in salary, $1,833,000 in consulting. For the year ended May 31, 2014, the Company spent $48,000 in professional fees and $192,000 in salary.

Revenue

For the years ended May 31, 2015 and 2014, we had no revenues.

General and Administration

For the year ended May 31, 2015, we incurred general and administration expenses from continuing operations of $2,670,422 and $4,990 for last year, an increase of 534% from last year. The increase was due primarily to an increase of $1,831,214 in consulting fees, an increase in travel expenses of $140,000 and an increase of $25,583 in professional fees.

Interest

For the year ended May 31, 2015, we incurred interest expense of $422,554 compared to $200,173 for last year. The increase of 111% was caused by increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At May 31, 2015, we had $42,775 in cash, as opposed to $7,047 in cash at May 31, 2014. Total cash requirements for operations for the twelve month period ended May 31, 2015 was $1,211,639. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2016 will be between $500,000 to $2,000,000. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2016 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At May 31, 2015, we had total assets of $4,932,309. This was an increase of $4,925,262 as compared to total assets of $7,047 at May 31, 2014. The increase was primarily attributable to In Process Research and Development and Intangible Asset acquisitions.

At May 31, 2015, we had total liabilities of $2,189,699.  This was an increase of $682,198, or 45%, as compared to total liabilities of $1,507,501 at May 31, 2014. The net increase was attributable to an increase in note payable and derivative liabilities.

During the year ended May 31, 2015 we received loans from Michel St-Pierre, a shareholder, in the amount of $38,935. These loans carried an interest of 10% and is payable on demand.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses from Inception. With respect to the audited year ending May 31, 2015, we incurred losses of $4,016,649 (compared with losses of $364,539 for the same period last year). We had negative working capital for the year ending May 31, 2015 of $1,621,209, (compared with negative working capital of $1,500,454 for the same period last year), and a stockholders' equity of $2,742,610 as of May 31, 2015 compared with a stockholders' deficiency of $1,500,454 as of May 31, 2014.  All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of May 31, 2015, our auditors issued an opinion in their audit report for the year ended May 31, 2015 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations. Presently, the monthly negative cash flow amounts to $150,000 and our available cash cannot sustain current operations for more than one month. In order to we want to sell additional shares of common stock or borrow additional funds and generate sufficient cash from operations to support our company for the next twelve months.

We have no operations upon which to base an evaluation of our performance. We were previously engaged in the business of bringing services to the Machine-to-Machine market (Machine-to-Machine (M2M) which refers to technologies that allows both wireless and wired systems to communicate with other devices of the same ability. We were never retained by anyone to provide such services. Accordingly, we have very limited business operating history.  In June, 2014 we entered into an IP Asset Purchase Agreement with Mary Spio to acquire certain assets owned by her in consideration of 50,000,000 restricted shares of our common stock.  The IP Assets are used in developing a method and apparatus for facilitating social contact in a network of users.

Contractual Obligations

The Company is not party to any contractual obligations other than indicated in Notes 6, 7 and 8.

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

To the Board of Directors and Stockholders of
Next Galaxy Corp.

We have audited the accompanying balance sheets of Next Galaxy Corp (formerly known as Wiless Controls, Inc.) (the "Company")  as of May 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two year period ended May 31, 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Galaxy Corp (formerly known as Wiless Controls, Inc.) as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net loss of $3,971,976 from continuing operations for the year ended May 31, 2015 and $63,457 for the year ended May 31, 2014. The Company had no revenue for the years ended May 31, 2015 and 2014.The Company also has a negative working capital of $1,621,209 at May 31, 2015.  These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty
/s/ Paritz & Company, P.A

Hackensack, NJ

September 15, 2015

Index to Financials

NEXT GALAXY CORP.
 (Formerly known as WILESS CONTROLS INC)
BALANCE SHEET
May 31,

	2015	2014

ASSETS

CURRENT ASSETS
Cash	$42,775	$7,047

Prepaid expenses	489,534	-
TOTAL CURRENT ASSETS	$532,309	$7,047

OTHER ASSETS
Intangible asset (note 4)	140,000	-
In Process Research and development (note 4)	4,260,000	-
	4,400,000	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$4,932,309	$7,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Customer deposit	50,000	-
Notes payable-stockholders (note 8)	99,953	1,024,372
Notes payable (note 6)	250,000	-
Current portion of Convertible Notes payable, net of debt discount (note 7)	115,463	-
Derivative liabilities	1,168,015	-
Accrued expenses- Related party (note 11)	158,656	162,698
Accrued expenses and other current liabilities (note 5)	311,431	320,431

TOTAL CURRENT LIABILITIES	$2,153,518	$1,507,501

Convertible Notes payable, net of discount (note 7)	36,181	-

TOTAL CURRENT LIABILITIES	2,189,699	1,507,501

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock 500,000,000 shares authorized, par value $0.00001, 156,746,210 and 66,146,442 respectively issued and outstanding	$1,569	$661
Additional paid in capital	9,297,952	1,039,147
Accumulated Deficit	(6,556,911)	(2,540,262)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,742,610	$(1,500,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,932,309	$7,047

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
 (Formerly known as WILESS CONTROLS INC)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
For the years ended May 31, 2015 and 2014

Stockholders Equity (Deficiency)	Shares	Common stock	Additional Paid in Capital	Accumulated Deficit	Total

May 31, 2013	64,700,659	$647	$1,027,161	$(2,175,723)	$(1,147,915)

Debt conversion into common shares	1,445,783	14	11,986		12,000

Net Loss	0	0	0	(364,539)	(364,539)

May 31, 2014	66,146,442	$661	$1,039,147	$(2,540,262)	$(1,500,454)

Shares issued for services	20,838,235	210	2,152,172		2,152,382

Shares issued for IP Asset Purchase	55,000,000	550	4,399,450		4,400,000

Related Party Debt conversion into common shares	14,761,533	148	1,707,183		1,707,331

Net Loss				(4,016,649)	(4,016,649)

May 31, 2015	156,746,210	$1,569	$9,297,952	$(6,556,911)	$2,742,610

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS
For the years ended May 31,

	2015	2014

Revenue	-	-

Operating Expenses :
General and administrative	2,670,422	4,990
Research and development	606,312	-
Total Operating Expenses	3,276,734	4,990

Loss from operations	(3,276,734)	(4,990)

Other Income/(Expenses)
Extinguishment of debt	(201,849)	-
Changes in fair value of derivative liabilities	(464,071)	141,706
Gain on Settlement of Debt	393,232	-
Interest related party	(6,901)	(88,373)
Interest	(415,653)	(111,800)
Total other Income/(Expenses)	(695,242)	(58,467)

Loss from continuing operations before provisions for income taxes	(3,971,976)	(63,457)
Provision for taxes	-	-

Loss from continuing operations	(3,971,976)	(63,457)
Net Loss from discontinued operations, net of taxes	(44,673)	(301,082)
Net Loss	(4,016,649)	(364,539)

Loss per common share - continuing operations	(0.03)	(0.01)
Loss per common share - discontinued operations	(0.00)	(0.00)
Loss per common share	$(0.03)	$(0.01)
Average weighted number of shares	144,720,170	65,961,703

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
 (Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS
For the years ended May 31,

	2015	2014

Cash Flow from Operating activities:
Net loss	$(4,016,649)	$(364,539)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on Settlement of Debt	(393,232)
Extinguishment of debt	201,849	-
Loss on derivatives liability at market	464,071	(141,706)
Non-cash interest	376,588	63,120
Shares issued for Consulting expense	582,073	-
Amortization prepaid expenses	203,274	-

Changes in operating assets and liabilities:

Loss on Write-off of Inventories	-	21,740
Increase in prepaid expenses	(62,500)	-
Customer deposit	50,000	-
Increase in accrued expenses and other current liabilities	1,382,887	281,365

Net cash used in operating activities	$(1,211,639)	$(140,020)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	518,367	230,389
Proceeds of notes payable	729,000	(85,500)

Net cash provided by financing activities	$1,247,367	$144,889

Increase in cash	35,728	4,869

Cash- beginning of year	7,047	2,178

Cash - end of year	$42,775	$7,047

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$364,546	$-
Conversion of notes payable to common stock	$-	$12,000
Derivative liabilities recognized as Debt discount	$410,952	$(63,120)
Conversion of notes payable stockholders to common stock	$1,342,785	$-
Stock issued for acquisition In Process Research & development and intangible asset	$4,400,000

"See notes to financial statements"

Index to Financials

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The Company is considered to be in the development stage as defined in ASC 915 "Development Stage Entities." The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

The change in the level 3 financial instrument is as follows:

Balance May 31, 2014	$-
Issued during the year ended	703,944
Converted during the year	-
Change in fair value recognized in operations	464,071

Balance May 31, 2015	1,168,015

Index to Financials

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2014:

Estimated Dividends	None
Expected Volatility	290%
Risk free interest rate	0.10% to 0.14%
Expected term	0.36 to 2 years

CONVERTIBLE INSTRUMENTS

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities".

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. Any excess of the derivative instrument over the face value of the note is recorded as interest expense upon inception of the note. The Company recorded $141,348 as interest expense upon the issuance of the notes referred to in Note 6.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

The derivative financial instruments consist of embedded derivatives related to features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.

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

Index to Financials

ORGANIZATIONAL COSTS

Organizational costs, which relate to the Company start-up organization, are expenses as incurred. Such costs are included in selling, general and administrative costs.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development ("IPR&D") that the Company acquired represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.

ACQUIRED INTANGIBLES

Acquired intangibles include tradenames and trademarks, which are recorded at fair value, assigned an estimated useful life, and are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.

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

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company elected to adopt the new guidance for development stage entities for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily

Index to Financials

addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating the additional disclosure requirements of the new guidance and has not determined the impact of adoption on its financial statement disclosures.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company reported net loss of $3,971,976 from continuing operations for the year ended May 31, 2015 and $63,457 for the year ended May 31, 2014. The Company had no revenue for the years ended May 31, 2015 and 2014.The Company also has a negative working capital of $1,621,209 at May 31, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

Index to Financials

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at May 31:

	2015	2014

Accrued interest	$27,276	$-
Accrued compensation	96,000	24,000
Accrued operating expenses	188,155	296,431
	$311,431	$320,431

NOTE 6 – NOTES PAYABLE

In 2014, the Company received a loan from Bindor LLC in the amount of $50,000, which is outstanding at May 31, 2015. The loan bears interest at 18% and is payable on October 24, 2015 or in the event the Company gets an equity financing that results in gross proceeds of at least $1,000,000.

In 2015, the Company received a loan from Steel Partners, LLC in the amount of $200,000, which is outstanding at May 31, 2015. The loan bears interest at 10% and is payable on February 25, 2016.

NOTE 7 – NOTES PAYABLE CONVERTIBLE NOTES

During the year ended May 31, 2015, the Company received the proceeds of loans which some are convertible at amount lesser of 60% to 70% of the lowest trading price of 20 to 25 preceding days of the common shares of the Company at the time of conversion and a fixed price, and one is at market price. The loans bear interest at 8% to 12% per annum. The convertible notes become due between October 2015 and April 2016. The amount received during the year ended May 31, 2015 and 2014 are $562,596 and $0, respectively.

	Loans
	2015	Maturity

Convertible Note 1	170,000		November 2015
Convertible Note 4	105,000		October 2015
Convertible Note 3	84,263		April 2016
Convertible Note 2	93,333		April 2017
Convertible Note 5	110,000		April 2017
	$562,596	$

Index to Financials

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

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

A summary of the amounts outstanding is as follows:

	Loans	Debt discount	Balance May 31,	Balance May 31,
	2015	2015	2015	2014

Convertible note 1	170,000	80,758	89,242	-
Convertible note 2	93,333	69,900	23,433	-
Convertible note 3	84,263	72,190	12,073	-
Convertible note 4	105,000	90,582	14,418	-
Convertible note 5	110,000	97,522	12,748	-
	$562,596	$410,952	$151,644	$-

NOTE 8 – NOTES PAYABLE – STOCKHOLDERS'

In 2015, the Company received additional loans from Michel St-Pierre in the amount of $38,935. During the three month period ending August 31, 2014, Michel St-Pierre converted his loans balance of $386,512 into 3,734,581 common shares of Next Galaxy Corp. At May 31, 2015, the loans amounted to $11,515. These loans carry an interest of 10% and are payable on demand.

During the three month period ending August 31, 2014, a stockholder converted his loans balance of $164,140 into 1,585,969 common shares of Next Galaxy Corp. The amount owed to stockholder May 31, 2015 is $4. These loans carry an interest of 10% and are payable on demand.

In 2014, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $285,150. During the three month period ending November 30, 2014, Capex Investments Limited converted $418,414 of his loans balance into 4,257,974 common shares of Next Galaxy Corp. During the three month period ending August 31, 2014, Capex Investments Limited converted $328,780 of his loans balance into 3,176,761 common shares of Next Galaxy Corp. In 2014, the Company has entered into an agreement with Capex Investment Limited where Capex Investment took charge of all the assets and liabilities related to services to the machine-to-machine business and granted a reduction of $100,000 of the loans owed to Capex Investment. In 2015, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $221,698. The amount owed to Capex Investments Limited at May 31, 2015 is $88,434. These loans carry an interest of 10% and are payable on demand.

The Company has not received any loans from DT Crystal in 2015. During the three month period ending August 31, 2014, DT Crystal converted his loans balance of $44,940 into 434,224 common shares of Next Galaxy Corp. The amount owed to DT Crystal May 31, 2015 is $0. These loans carry an interest of 10% and are payable on demand.

A summary of the amounts outstanding is as follows:

	Balance May 31,	Balance May 31,
	2015	2014
Michel St-Pierre	$11,519	$386,512
Stockholder	-	164,140
Capex Investments Limited	88,434	428,780
DT Crystal	-	44,940

	$99,953	$1,024,372

Index to Financials

NOTE 9 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 156,746,210 were issued and outstanding as of May 31, 2015.

During the year 2015, the Company issued 20,838,235 for services, 14,761,533 for debt conversion into shares and 55,000,000 for IP asset purchase.

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	May 31	May 31,
	2015	2014

Statutory tax rate (including state tax)	40.0%	40.0%

Change in Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax assets are as follows:

	May 31	May 31,
	2015	2014

Net operating loss carry forward	$2,604,688	$1,015,897

Valuation allowance	(2,604,688)	(1,015,897)

Deferred tax asset net of valuation allowance	$-	$-

The Company has approximately $6,500,000 of net operating losses ("NOL") carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2028. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Index to Financials

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued expenses- Related party consists of Accrued compensation. An amount of $192,000 and 96,000 was expensed during the year ended May 31, 2015 and 2014, respectively.

See Note 8 regarding Notes Payable to related parties.

NOTE 12 – DISCONTINUED OPERATIONS (MACHINE-TO-MACHINE BUSINESS)

Effective February 28, 2015, after its change in focus of its business, the Company decided to end its machine-to-machine business. All expenses, which were substantially all general and administrative expenses, related to this business have been classified as loss from discontinued operations on the accompanying statement of operations for the year ended May 31, 2014, which amounted to $301,082, and $44,673 for the year ended May 31, 2015.

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the date of the Financial Statements were available to be issued and noted there were no material subsequent events which require recognition or disclosure as of that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2015, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

As of May 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended May 31, 2015.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended May 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Mary Spio	42	President, principal executive officer and director
6525 Collins Ave
Miami Beach, Florida 33141

Michel St-Pierre	53	Principal accounting officer, principal financial officer
941 de Calais Street		secretary, treasurer and director
Mont St-Hilaire, Quebec, Canada, J3H 4T7

Laurie Clark	56	Chief operating officer and director

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

As of August 27, 2015 we had three directors. Mrs. Spio and Mr. St-Pierre is not independent.

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

Executive Compensation
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Mary Spio	2015	96,000	0	0	0	0	0	0	96,000
President & CEO	2014	0	0	0	0	0	0	0	0

Michel St-Pierre	2015	96,000	0	0	0	0	0	0	96,000
CFO	2014	96,000	0	0	0	0	0	0	96,000

Laurie Clark	2015	0	0	0	0	0	0	0	0
Chief Operating Officer	2014	0	0	0	0	0	0	0	0

Jonathan Barratt	2015	-	0	0	0	0	0	0	-
Chief Technical Officer (resigned 6/01/2014)	2014	-	0	0	0	0	0	0	-

(1)	Mr. St-Pierre has been appointed president and CEO on May 20, 2009. He resigned has President and CEO on June 19, 2014. He remains as CFO.
(2)	Mrs. Spio has been appointed president and CEO on June 19, 2014.
(3)	Mrs. Clark has been appointed COO on July 14, 2014.
(4)	Mr. Barratt has been appointed CTO on July 20, 2011. He resigned as CTO on June 1, 2014.

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

Other Executive Officers

During 2015, no employment contracts were entered into with any officers.

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

Directors' Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Michel St-Pierre	0	0	0	0	0	0	0
Mary Spio	0	0	0	0	0	0	0
Laurie Clark	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2015.

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

The percentage of ownership set forth below reflects each holder's ownership interest in the 156,746,210 shares of our common stock outstanding as of August 29, 2015.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Mary Spio (2)	46,600,000	0	46,600,000	29.73%

Michel St-Pierre (3)	32,658,050	0	32,658,050	20.83%

Laurie Clark	300,000	0	300,000	0.01%

All executive officers and directors as a group (3 persons)	79,558,050	0	79,558,050	50.57%

(1)	The mailing address for the listed individual is c/o Next Galaxy Corp, 1680 Michigan Ave., Suite 700, Miami Beach, FL 33139.
(2)	Owner of 5% or more of our common stock. Mrs. Spio, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. St-Pierre, is the Chief Financial Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Michel St-Pierre

On May 31, 2015, the Company had received loans from Michel St-Pierre, a shareholder, in the amount of $38,935. These loans were received over a one year period. These loans carried an interest of 10% and are payable on demand. The amount owed to stockholder at May 31, 2015 is $11,515.

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

2015	Paritz & Company, PA	$8,065
2014	Paritz & Company, PA	$20,590

(2)                Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	Paritz & Company, PA	$0
2014	Paritz & Company, PA	$0

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	Paritz & Company, PA	$0
2014	Paritz & Company, PA	$0

(4)                All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	Paritz & Company, PA	$1,328
2014	Paritz & Company, PA	$0

(5)	Our audit committees pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

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

PART IV.

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September 2015.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President and Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MARY SPIO	President, Principal Executive Officer and Director	September 15, 2015
Mary Spio

MICHEL ST-PIERRE	Principal Accounting Officer, Principal Financial	September 15, 2015
Michel St-Pierre	Officer, Secretary, Treasurer and Director

	Chief Operating Officer and Director	September 15, 2015
Laurie Clark

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	08/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	08/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	03/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation