Form 10-K/A
period 2015-05-31
Next Galaxy Corp.
filed 2015-09-28
CIK 1466739

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

On August 19, 2014, we changed our name to Next Galaxy Corp. Our shares of common stock are traded on the OTCQB operated by the Financial Industry Regulatory Authority under the symbol "NXGA" and on June 10, 2015, we changed the focus of our business from services to the machine-to-machine market to a virtual reality company to develop a content distribution platform and hardware for access virtual reality content.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from our current business since the company's main products– CEEK (VR Content distribution platform) and CEEKARS ( a VR audio headphone and controller)  are currently in development. In addition we have sustained losses for the past two years and have a negative working capital at May 31, 2015.  We believe the technical aspects of our software are sufficiently developed for our operations. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our project implementation and continue our operations and product development.

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

For the year ended May 31, 2015, the Company spent $73,583 in professional fees, $292,000 in salary, $1,833,000 in consulting. For the year ended May 31, 2014, the Company spent $48,000 in professional fees, $192,000 in salary.

Revenue

For the years ended May 31, 2015 and 2014 we had no revenues.

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

Contractual Obligations

The Company is not party to any contractual obligations other than indicated in Note 6,7 and 8.

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

Hackensack, NJ

September 15, 2015

Index to Financials

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET
May 31,

	2015	2014

ASSETS

CURRENT ASSETS
Cash	$42,775	$7,047

Prepaid expenses	489,534	-
TOTAL CURRENT ASSETS	$532,309	$7,047

OTHER ASSETS
Intangible asset (note 4)	140,000	-
In Process Research and development (note 4)	4,260,000	-
	4,400,000	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$4,932,309	$7,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Customer deposit	50,000	-
Notes payable-stockholders (note 8)	99,953	1,024,372
Notes payable (note 6)	250,000	-
Current portion of Convertible Notes payable, net of debt discount (note 7)	115,463	-
Derivative liabilities	1,168,015	-
Accrued expenses- Related party (note 11)	158,656	162,698
Accrued expenses and other current liabilities (note 5)	311,431	320,431

TOTAL CURRENT LIABILITIES	$2,153,518	$1,507,501

Convertible Notes payable, net of debt discount (note 7)	36,181	-

TOTAL CURRENT LIABILITIES	$2,189,699	$1,507,501

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock 500,000,000 shares authorized, par value $0.00001, 156,746,210 and 66,146,442 respectively issued and outstanding	$1,569	$661
Additional paid in capital	9,297,952	1,039,147
Accumulated Deficit	(6,556,911)	(2,540,262)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,742,610	$(1,500,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,932,309	$7,047

"See notes to financial statements"

Index to Financials

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
For the years ended May 31, 2015 and 2014

	Shares	Common stock	Additional Paid in Capital	Accumulated Deficit	Total

May 31, 2013	64,700,659	$647	$1,027,161	$(2,175,723)	$(1,147,915)

Debt conversion into common shares	1,445,783	14	11,986		12,000

Net Loss	0	0	0	(364,539)	(364,539)

May 31, 2014	66,146,442	$661	$1,039,147	$(2,540,262)	$(1,500,454)

Shares issued for services	20,838,235	210	2,152,172		2,152,382

Shares issued for IP Asset Purchase	55,000,000	550	4,399,450		4,400,000

Related Party. Debt conversion into common shares	14,761,533	148	1,707,183		1,707,331

Net Loss				(4,016,649)	(4,016,649)

May 31, 2015	156,746,210	$1,569	$9,297,952	$(6,556,911)	$2,742,610

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

Index to Financials

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

	Loans
	2015	Maturity

Convertible note 1	170,000	November, 2015
Convertible note 4	105,000	October, 2015
Convertible note 3	84,263	April, 2016
Convertible note 2	93,333	April, 2017
Convertible note 5	110,000	April ,2017
	562,596

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

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period

Index to Financials

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

A summary of the amounts outstanding is as follows:

	Balance May 31,	Balance May 31,
	2015	2014
Michel St-Pierre	$11,519	$386,512
Stockholder		164,140
Capex Investments Limited	88,434	428,780
DT Crystal	-	44,940

	$99,953	$1,024,372

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

Index to Financials

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued expenses- Related party consists of Accrued compensation. An amount of $192,000 and $96,000 was expensed during the year ended May 31, 2015 and 2014, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the date the Financial Statements were available to be issued and noted there were no material subsequent events which require recognition or disclosure as of that date.

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

PART IV.

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	3/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension – Schema	X

101.CAL	XBRL Taxonomy Extension – Calculations	X

101.DEF	XBRL Taxonomy Extension – Definitions	X

101.LAB	XBRL Taxonomy Extension – Labels	X

101.PRE	XBRL Taxonomy Extension – Presentation	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September 2015.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President and Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MARY SPIO	President, Principal Executive Officer and Director	September 24, 2015
Mary Spio

MICHEL ST-PIERRE	Principal Accounting Officer, Principal Financial	September 24, 2015
Michel St-Pierre	Officer, Secretary, Treasurer and Director

LAURIE CLARK	Chief Operating Officer and Director	September 24, 2015
Laurie Clark

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies	10-Q	1/14/12	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/28/12	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/28/12	10.5

10.6	Loan Agreement with Capex Investment Limited	8-K	3/28/14	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X