Form 10-Q
period 2015-08-31
Next Galaxy Corp.
filed 2015-10-15
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of October 9, 2015, 156,803,749 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
BALANCE SHEET
(unaudited)

	August 31, 2015	May 31, 2015

ASSETS
CURRENT ASSETS
Cash	$251,762	$42,775
Prepaid expenses	359,981	489,534
TOTAL CURRENT ASSETS	611,743	532,309

OTHER ASSETS
Intangible asset (note 4)	140,000	140,000
In Process Research and development (note 4)	4,260,000	4,260,000
	4,400,000	4,400,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$5,011,743	$4,932,309

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Customer deposit	100,000	50,000
Notes payable-stockholders (note 7)	148,477	99,953
Notes payable (note 5)	250,000	250,000
Current portion of Convertible Notes payable, net of debt discount (note 6)	168,775	115,463
Derivative liabilities	1,944,976	1,168,015
Accrued expenses- Related party (note 10)	195,338	158,656
Accrued expenses and other current liabilities	313,192	311,431
TOTAL CURRENT LIABILITIES	3,120,758	2,153,518

Convertible Notes payable, net of debt discount (note 6)	92,885	36,181
TOTAL LIABILITIES	$3,213,643	$2,189,699

STOCKHOLDERS' EQUITY
Common stock 500,000,000 shares authorized, par value $0.00001, 156,803,649 and 156,746,210 respectively issued and outstanding	$1,570	$1,569
Additional paid in capital	9,306,860	9,297,952
Accumulated Deficit	(7,510,330)	(6,556,911)

TOTAL STOCKHOLDERS' EQUITY	$1,798,100	$2,742,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,011,743	$4,932,309

"See notes to financial statements"

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31, 2015	Three months ended August 31, 2014

Revenue	-	-

Operating Expenses :
General and administrative	320,770	1,040,377
Research and development	56,894	-
Total Operating Expenses	377,664	1,040,377

Loss from operations	(377,664)	(1,040,377)

Other Income/(Expenses)
Debt conversion inducement expense	-	(22,905)
Changes in fair value of derivative liabilities	516,631	-
Gain on Settlement of Debt	-	393,232
Interest related party	(3,133)	(712)
Interest	(1,089,253)	(3,579)
Total other Income/(Expenses)	(575,755)	366,036

Loss from continuing operations before provisions for income taxes	(953,419)	(674,341)
Provision for taxes	-	-

Loss from continuing operations	(953,419)	(674,341)
Net Loss from discontinued operations, net of taxes	-	(44,673)
Net Loss	(953,419)	(719,014)

Loss per common share - continuing operations	(0.01)	(0.01)
Loss per common share - discontinued operations	(0.00)	(0.00)
Loss per common share	$(0.01)	$(0.01)
Average weighted number of shares	158,491,349	126,154,096

"See notes to financial statements"

NEXT GALAXY CORP
(Formerly known as WILESS CONTROLS INC)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended August 31, 2015	Three months ended August 31, 2014

Cash Flow from Operating activities:
Net loss	$(953,419)	$(719,014)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on Settlement of Debt		(393,232)
Extinguishment of debt		-
Gain on derivatives liability at market	(516,631)
Non-cash interest	1,054,858	22,905
Shares issued for Consulting expense	8,909	-
Amortization prepaid expenses	134,553	-

Changes in operating assets and liabilities:

Prepaid expenses	(5,000)	(51,000)
Customer deposit	50,000	-
Accrued expenses and other current liabilities	38,443	1,017,139

Net cash used in operating activities	$(188,287)	$(123,202)

Cash Flow from Investing activities:

Acquisition In Process Research and development	-	(129,390)

Net cash used in Investing activities	$-	$(129,390)

Cash Flow from Financing activities:

Proceeds of notes payable stockholder	48,524	285,150
Proceeds of notes payable	348,750	-

Net cash provided by financing activities	$397,274	$285,150

Increase in cash	208,987	32,558

Cash- beginning of period	42,775	7,047

Cash - end of period	$251,762	$39,605

Supplemental Disclosure of Cash Flow information
Conversion of current liabilities to common stock	$-	$1,102,697
Derivative liabilities recognized as Debt discount	$238,734	$(63,120)
Conversion of notes payable stockholders to common stock	$-	$1,074,371
Stock issued for acquisition In Process Research & development and intangible asset	$-	$4,400,000

"See notes to financial statements"

NEXT GALAXY CORP.
(Formerly known as WILESS CONTROLS INC)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Next Galaxy Corp (the "Company") was formed in 2009. The Company is a content and technology solutions company developing CEEK – a fully immersive cross platform social virtual reality application for accessing entertainment, experiences and events along with others to share it with. CEEK is ushering in a new era in entertainment, virtual reality and social networking with a blend of live, virtual and actual event offerings. Next Galaxy is leading the Social Virtual Reality revolution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes hereto as of May 31, 2015.  Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016, or any other period.

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

The change in the level 3 financial instrument is as follows:

Balance May 31, 2015	$1,168,015
Issued during the year ended	1,293,592
Converted during the year	-
Change in fair value recognized in operations	(516,631)

Balance August 31, 2015	1,944,976

The estimated fair value of the derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions at August 31, 2015:

Estimated Dividends	None
Expected Volatility	305%
Risk free interest rate	0.10% to 0.14%
Expected term	0.36 to 2 years

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

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating the additional disclosure requirements of the new guidance and has not determined the impact of adoption on its financial statement disclosures.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company reported net loss of $953,419 from continuing operations for the three month period ended August 31, 2015 and $674,341 for the three month period ended August 31, 2014. The Company had no revenue for the three month period ended August 31, 2015 and 2014. The Company also has a negative working capital of $2,509,015 at August 31, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – NOTES PAYABLE

In 2014, the Company received a loan from Bindor LLC in the amount of $50,000, which is outstanding at August 31, 2015. The loan bears interest at 18% and is payable on October 24, 2015 or in the event the Company gets an equity financing that results in gross proceeds of at least $1,000,000.

In 2015, the Company received a loan from Steel Partners, LLC in the amount of $200,000, which is outstanding at August 31, 2015. The loan bears interest at 10% and is payable on February 25, 2016.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the three month period ending August 31, 2015, the Company received the proceeds of loans which some are convertible at amount lesser of 55% to 70% of the lowest trading price of 20 to 25 preceding days of the common shares of the Company at the time of conversion and a fixed price, and one is at market price. The loans bear interest at 8% to 12% per annum. The convertible notes become due between October 2015 and August 2017. The amount received during the three month period ending August 31, 2015 and year ended May 31, 2015 were $404,750 and $562,596, respectively.

	Loans
	2015	Maturity

Convertible note 4	105,000	October, 2015
Convertible note 1	89,250	November, 2015
Convertible note 10	25,000	November, 2015
Convertible note 8	150,000	February, 2016
Convertible note 3	84,263	April, 2016
Convertible note 6	110,500	June, 2016
Convertible note 7	100,000	July, 2016
Convertible note 2	93,333	April, 2017
Convertible note 5	110,000	April ,2017
Convertible note 9	100,000	August ,2017
	967,346

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

A summary of the amounts outstanding is as follows:

	August 31, 2015			Balance
	Face amount	Debt discount	Carrying value	May 31, 2015

Convertible note 1	89,250	36,268	52,982	89,242
Convertible note 2	93,333	47,015	46,318	23,433
Convertible note 3	84,263	49,049	35,214	12,073
Convertible note 4	105,000	61,746	43,254	14,418
Convertible note 5	110,000	67,313	42,687	12,478
Convertible note 6	110,500	90,340	20,160	-
Convertible note 7	100,000	90,746	9,254	-
Convertible note 8	150,000	142,388	7,612	-
Convertible note 9	100,000	96,120	3,880	-
Convertible note 10	25,000	24,701	299	-
	$967,346	$705,686	$261,660	$151,644

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS'

During the three months ended August 31, 2015, the Company received additional loans from Michel St-Pierre in the amount of $7,987. At August 31, 2015, the loans amounted to $19,506. These loans carry an interest of 10% and are payable on demand.

During the three months ended August 31, 2015, the Company received additional loans from a shareholder, in the amount of $4,737. The amount owed to stockholder August 31, 2015 is $4,737. These loans carry an interest of 10% and are payable on demand.

During the three months ended August 31, 2015, the Company received additional loans from Capex Investments Limited, a shareholder, in the amount of $35,800. The amount owed to Capex Investments Limited at August 31, 2015 is $124,234. These loans carry an interest of 10% and are payable on demand.

A summary of the amounts outstanding is as follows:

	Balance August 31, 2015	Balance May 31, 2015

Michel St-Pierre	$19,506	$11,519
Stockholder	4,737	-
Capex Investments Limited	124,234	88,434

	$148,477	$99,953

NOTE 8 – CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.00001) of which 156,803,649 were issued and outstanding as of August 31, 2015.

During the three month period ended August 31, 2015, the Company issued 57,439 restricted shares of common stock for services.

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	August 31	May 31,
	2015	2015

Statutory tax rate (including state tax)	40.0%	40.0%

Change in Valuation allowance	(40.0%)	(40.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax assets are as follows:

	August 31	May 31,
	2015	2015

Net operating loss carry forward	$3,000,000	$1,015,897

Valuation allowance	(3,000,000)	(1,015,897)

Deferred tax asset net of valuation allowance	$-	$-

The Company has approximately $7,500,000 of net operating losses ("NOL") carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2028. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued expenses- Related party consists of Accrued compensation. An amount of $192,000 and 96,000 was expensed during the three months period ended August 31, 2015 and the year ended May 31, 2015, respectively.

See Note 7 regarding Notes Payable to related parties.

NOTE 11 – DISCONTINUED OPERATIONS (MACHINE-TO-MACHINE BUSINESS)

Effective February 28, 2015, after its change in focus of its business, the Company decided to end its machine-to-machine business. All expenses, which were substantially all general and administrative expenses, related to this business have been classified as loss from discontinued operations on the accompanying statement of operations for the three month ended May 31, 2014, which amounted to $44,673.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the date the Financial Statements were available to be issued and noted there were no material subsequent events which require recognition or disclosure as of that date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended August 31, 2015 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three Month Period ended August 31, 2015

Overview

We incurred net losses of $953,419 for the three month period ended August 31, 2015 as compared to net losses of $719,014 for the comparable period of 2014.

There has been a decrease of $719,607 in general and administrative expenses, a decrease in changes in value of derivative liability of $516,631 and an increase in interest expenses of $1,088,095 mainly attributable to the interest expense resulting from derivative liabilities.

For the three month period ended August 31, 2015, the Company spent $697 in professional fees, $72,000 in salary, $191,084 in consulting. For the comparable period of 2014, the Company spent $83,946 in professional fees, $60,000 in salary and $900,000 in finder's fee paid for IP Asset Purchase.

Sales

For the three month period ended August 31, 2015 and 2014, we had no revenues.

General and Administration

For the three month period ended August 31, 2015 and 2014, we incurred general and administration expenses of $320,770 and $1,040,377 respectively, a decrease of 69% from the three month period ending 2014. The decrease resulted from the professional fees expenses and finder's fee paid for IP Asset Purchase.

Interest

For the three month period ended August 31, 2015 and 2014, we incurred $1,092,386 compared to $4,291 for the three month period ended August 31, 2014. The increase of 253% was caused by increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Research and development

For the three month period ended August 31, 2015 and 2014, we incurred research and development expenses of $56,894 and $0 respectively, an increase of 100% from the three month period ending 2014. The increase resulted from the CEEK platform development fees.

Changes in fair value of derivative liabilities

For the three month period ended August 31, 2015 and 2014, we realized, in changes in fair value of derivative liabilities, a gain of $516,631 and $0 respectively, an increase of 100% from the three month period ending 2014. The increase resulted from increased borrowings upon issuance of convertible debt.

Liquidity and Capital Resources

At August 31, 2015, we had $251,762 in cash, as opposed to $42,775 in cash at May 31, 2015. Total cash requirements for operations for the three month period ended August 31, 2015 was $188,287. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2016 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2016 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At August 31, 2015, we had total assets of $5,011,743. This was an increase of $79,434, or 1.6%, as compared to total assets of $4,932,309 as of May 31, 2015. The increase was primarily attributable to cash.

At August 31, 2015, we had total liabilities of $3,213,643. This was an increase of $1,023,944, or 47%, as compared to liabilities of $2,189,699 as of May 31, 2015. The net increase was attributable to notes payable and derivative liabilities.

During the three month period ended August 31, 2015, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $7,987. August 31, 2015, the loans amounted to $19,506. These loans carry an interest of 10% and are payable on demand.

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

We have only had operating losses which raise substantial doubts about our viability to continue our business and our auditors have issued an opinion expressing the uncertainty of our Company to continue as a going concern. If we are not able to continue operations, investors could lose their entire investment in our Company. Presently, the monthly negative cash flow amounts to $50,000 and our available cash cannot sustain current operations for more than one month. In order to continue our operations, we want to sell additional shares of common stock or borrow additional funds and generate sufficient cash from operations to support our company for the next twelve months.

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

As of August 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended August 31, 2015.

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

There was no change in our internal control over financial reporting during the quarter ended August 31, 2015 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES.

In the first quarter, we issued 57,439 shares of common stock.

A total of 57,439 shares of common stock were issued to Emerson Gerard Associates, in consideration of consulting fees of $8,909, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of October, 2015.

NEXT GALAXY CORP.

BY:	MARY SPIO
Mary Spio
President, Principal Executive Officer and Director

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	S-1	6/19/09	3.1

3.2	Bylaws	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies				X

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X