Form 10-Q
period 2015-11-30
Next Galaxy Corp.
filed 2016-01-19
CIK 1466739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of January 14, 2016, 425,436,727 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Our financial statements for the quarter ending November 30, 2015, have been omitted from this Form 10-Q for the reason that said financial statements have not been reviewed by our auditor in compliance with Item 8.03 of Reg. S-X.  Upon the same being reviewed by our auditor, an amendment will be filed with the SEC which will contain the November 30, 2015 quarterly financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended November 30, 2015 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this report, including, without limitation, "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the Three and Six Month Periods ended November 30, 2015

Overview

We incurred net losses of $15,730 and $969,149   for the three month and six month periods ended November 30, 2015 as compared to net losses of $693,921 and $1,368,262   for the comparable periods of 2014.

There has been a decrease of $919,824 in general and administrative expenses, an increase in changes in value of derivative liability of $1,156,558 and an increase in interest expenses of $1,379,072 mainly attributable to the interest expense resulting from derivative liabilities.

For the six month period ended November 30, 2015, the Company spent $44,166 in professional fees, $144,000 in salary, $317,928 in consulting. For the comparable period of 2014, the Company spent $400,966 in professional fees and consulting, $108,000 in salaries and $900,000 in finder's fee paid for IP Asset Purchase.

Sales

For the three and six month periods ended November 30, 2015 and 2014 we had no revenues.

General and Administration

For the three and six month periods ended November 30, 2015, we incurred generala and administration expenses of $312,885 and $633,655 respectively. This compares to $513,105 and $1,553,482 for the same periods of the previous year, a decrease of 39% from the three month period ending 2014 and a decrease of 59% from the six month period last year. The decrease resulted from the professional fees expenses and finder's fee paid for IP Asset Purchase.

Interest

For the three and six month periods ended November 30, 2015, we incurred $292,849 and $1,385,235. This compares to $1,872 and $6,163 for the same periods of the previous year. There is an increase of 15,544% from the three month period and an increase of 22,377% from the six month period last year. The increase was caused by increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Research and development

For the three and six month periods ended November 30, we incurred research and development expenses of $49,923 and $106,817 respectively.  This compares to $0 and $0 for the same periods of the previous year . An increase of 100% from the three month period ending 2014 and an increase of 100% from the six month period last year.  The increase resulted from the CEEK platform development fees.

Changes in fair value of derivative liabilities

For the three and six month periods ended November 30, 2015 we realized, in changes in fair value of derivative liabilities, a gain of $639,927 and $1,156,558 respectively. This compares to $0 and $0 for the same periods of the previous year. An increase of 100% from the three month period ending 2014 and an increase of 100% from the six month period last year.. The increase resulted from increased borrowings upon issuance of convertible debt.

Liquidity and Capital Resources

At November 30, 2015, we had $6,083 in cash, as opposed to $42,775 in cash at May 31, 2015. Total cash requirements for operations for the three month period ended August 31, 2015 was $535,279. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended May 31, 2016 will be between $500,000 thousand to $2,000,000 thousand. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2016 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At November 30, 2015, we had total assets of $4,671,087. This was a decrease of $261,222, or 5.3%, as compared to total assets of $4,932,309 as of May 31, 2015. The decrease was primarily attributable to prepaid expenses.

At November 30, 2015, we had total liabilities of $2,750,591. This was an increase of $560,892, or 26%, as compared to liabilities of $2,189,699 as of  May 31, 2015. The net increase was attributable to notes payable and derivative liabilities.

During the three month period ended November 30, 2015, the Company received additional loans from Michel St-Pierre, a shareholder, in the amount of $1,960. November 30, 2015, the loans amounted to $21,466. These loans carry an interest of 10% and are payable on demand.

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

As of November 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended November 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended November 30, 2015, that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALE OF EQUITY SECURITIES.

In the first quarter we  issued 57,439 shares of common stock.

A total of 57,439 shares of common stock were issued to Emerson Gerard Associates, in consideration of consulting fees of $8,909, all of which were restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

ITEM 6.                    EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-K	8/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	8/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of January, 2015.

NEXT GALAXY CORP.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
President, Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	S-1	6/19/09	3.1

3.2	Bylaws.	S-1	6/19/09	3.2

4.1	Stock Certificate	S-1	6/19/09	4.1

10.1	Consulting Agreement – Michel St-Pierre.	10-K	8/19/11	10.1

10.2	Consulting Agreement – Jean-Paul Langlais.	10-K	8/19/11	10.2

10.3	Manufacturing Agreement with SMT Hautes Technologies.	10-K	8/19/11	10.3

10.4	Partnership Agreement with Monnit Corp.	10-K	8/19/11	10.4

10.5	License Agreement with iMetrik Global Inc.	10-K	8/19/11	10.5

10.6	Loan Agreement with Capex Investment Limited	10-K	8/19/11	10.1

10.7	IP Asset Purchase Agreement with Mary Spio	8-K	6/27/14	10.1

14.1	Code of Ethics	10-K	8/20/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/20/10	99.2

99.2	Disclosure Committee Charter	10-K	8/20/10	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.